Form 10-K
period 2011-12-31
SSTL, Inc.
filed 2012-04-16
CIK 1534298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

SPECIAL FINANCIAL REPORT PURSUANT TO Rule 15(d) - 2

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

Contains only financial statements for the fiscal year ended December 31, 2011.

Commission file number: File No. 333-177792

SSTL, Inc.

(Name of small business issuer in its charter)

Nevada	27-3952902
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

128 Commercial Dr.	28115
Mooresville, NC	(Zip Code)
(Address of principal executive offices)

(804).306.8217

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§203.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☒

As of March 30, 2012, there was no public trading market for the registrant’s common stock.  There were 16,254,167 shares of the registrant’s common stock, $0.001 par value per share, outstanding on March 30, 2012.

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on March 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $71,500 (based on the offering price at which the Registrant’s common stock was last sold ). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2012
Common Stock, $0.001 par value per share	16,254,167 shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

Explanatory Note

Rule 15d-2 under the Securities Exchange Act of 1934, as amended, provides generally that if a company files a registration statement under the Securities Act of 1933, as amended, which does not contain certified financial statements for the company’s last full fiscal year (or for the life of the company if less than a full fiscal year), then the company must, within 90 days after the effective date of the registration statement, file a special report furnishing certified financial statements for the last full fiscal year or other period, as the case may be. Rule 15d-2 further provides that the special financial report is to be filed under cover of the facing sheet of the form appropriate for annual reports of the company.

SSTL, Inc.’s Registration Statement on Form S-1 did not contain the certified financial statements for the year ended December 31, 2011, as contemplated by Rule 15d-2. Therefore, as required by Rule 15d-2, SSTL, Inc is hereby filing such certified financial statements with the SEC under cover of the facing page of an Annual Report of Form 10-K.

Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to enable us to record, process, summarize and report information required to be included in the Company’s periodic SEC filings and annual proxy statement within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are likely to materially effect, our internal control over financial reporting.

3

SSTL, Inc.

A Development Stage Company)

FINANCIAL STATEMENTS

For The Nine Months Ended

December 31, 2011

4

SSTL, Inc.

(A Development Stage Company)

Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

Balance sheets	F-2
Statements of operations	F-3
Statements of stockholders’ equity	F-4
Statements of cash flows	F-5
Notes to financial statements	F-7

5

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado 80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

SSTL, Inc.

Mooresville, North Carolina

I have audited the accompanying balance sheet of SSTL, Inc. as of December 31, 2011, and the related statements of operations, stockholders' equity and cash flows for the nine months ended December 31, 2011, and for the period from November 10, 2010 (Inception) through December 31, 2011. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SSTL, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the nine months ended December 31, 2011, and for the period from November 10, 2010 (Inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered a loss from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	Ronald R. Chadwick, P.C.
April 16, 2012	RONALD R. CHADWICK, P.C.

F-1

SSTL, Inc.
(A Development Stage Company)
BALANCE SHEET

Dec. 31, 2011

ASSETS

Current assets
Cash	$5,047
Accounts receivable	15,000
Total current assets	20,047

Fixed assets - net	239,861

Total Assets	$259,908

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,179
Related party payable	35,000
Accrued interest payable	931
Note payable - current	100,000
Total current liabilties	137,110

Total Liabilities	137,110

Stockholders' Equity
Preferred stock, $.001 par value;
25,000,000 shares authorized;
none issued and outstanding	-
Common stock, $.001 par value;
100,000,000 shares authorized;
9,766,667 (March 2011) and
16,254,167 (Dec. 2011)	16,254
shares issued and outstanding
Additional paid in capital	419,496
Deficit accumulated during the
development stage	(312,952)

Total Stockholders' Equity	122,798

Total Liabilities and Stockholders' Equity	$259,908

The accompanying notes are an integral part of the financial statements.

F-2

SSTL, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS

		Period From
		Nov. 10, 2010
	Nine Months	(Inception)
	Ended	To
	Dec. 31, 2011	Dec. 31, 2011

Revenues	$15,000	$15,000

Operating expenses:
Amortization & depreciation	62,361	75,139
General and administrative	263,058	268,233
	325,419	343,372

Gain (loss) from operations	(310,419)	(328,372)

Other income (expense):
Insurance income	19,077	19,077
Interest expense	(3,054)	(3,054)
	16,023	16,023
Income (loss) before
provision for income taxes	(294,396)	(312,349)

Provision for income tax	-	-

Net income (loss)	$(294,396)	$(312,349)

Net income (loss) per share
(Basic and fully diluted)	$(0.03)

Weighted average number of
common shares outstanding	11,538,195

The accompanying notes are an integral part of the financial statements.

F-3

SSTL, Inc.
(Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock			Deficit Accumulated During The	Stock-
		Amount	Additional	Development	holders'
	Shares	($.001 Par)	Paid in Capital	Stage	Equity

Balances at November 10, 2010	-	$-	$-	$-	$-

Shares issued for cash	100,000	100	900	-	1,000

Shares issued for assets	9,666,667	9,667	280,333	-	290,000

Capital contributions - related party	-	-	5,000	-	5,000

Net income (loss) for the period				(18,556)	(18,556)

Balances at March 31, 2011	9,766,667	$9,767	$286,233	$(18,556)	$277,444

Shares issued for cash	1,787,500	1,787	33,963	-	35,750

Shares issued for services	4,700,000	4,700	99,300	-	104,000

Net income (loss) for the period				(294,396)	(294,396)

Balances at December 31, 2011	16,254,167	$16,254	$419,496	$(312,952)	$122,798

The accompanying notes are an integral part of the financial statements.

F-4

SSTL, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		Period From
		Nov. 10, 2010
	Nine Months	(Inception)
	Ended	To
	Dec. 31, 2011	Dec. 31, 2011

Cash Flows From Operating Activities:
Net income (loss)	$(294,396)	$(312,952)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	62,361	75,139
Accounts receivable	(15,000)	(15,000)
Compensatory stock issuances	104,000	104,000
Accrued payables	36,507	$37,110
Net cash provided by (used for)
operating activities	(106,528)	(111,703)

Cash Flows From Investing Activities:
Fixed assets	(25,000)	(25,000)
Net cash provided by (used for)
investing activities	(25,000)	(25,000)

(Continued on Following Page)

The accompanying notes are an integral part of the financial statements.

F-5

SSTL, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

		Period From
		Nov. 10, 2010
	Nine Months	(Inception)
	Ended	To
	Dec. 31, 2011	Dec. 31, 2011

Cash Flows From Financing Activities:
Note payable - borrowings	100,000	150,000
Note payable - payments	(50,000)	(50,000)
Issuance of stock for cash	35,750	36,750
Paid in capital	-	5,000
Net cash provided by (used for)
financing activities	85,750	141,750

Net Increase (Decrease) In Cash	(45,778)	5,047

Cash At The Beginning Of The Period	50,825	-

Cash At The End Of The Period	$5,047	$5,047

Schedule Of Non-Cash Investing And Financing Activities

Common stock issued for assets	$290,000	$290,000

Supplemental Disclosure:

Cash paid for interest	$2,726	$2,726
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements

F-6

SSTL, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SSTL, Inc. (the “Company”) was incorporated in the State of Nevada on November 10, 2010. The Company designs and assembles motorsport racing vehicles for its own use, and plans to compete in organized racing events. The Company has currently only conducted limited activities and is considered to be in the development stage.

Fiscal year

The Company in fourth quarter 2011 changed its fiscal year end from March 31 to December 31.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2011 the Company had no balance in allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life. The Company uses a three year life for racing vehicles, and five years for transport vehicles and furniture and fixtures.

F-7

SSTL, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms.

Advertising costs

Advertising costs are expensed as incurred. The Company recorded advertising costs for the nine months ended December 31, 2011 of $1,314.

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheets, approximates fair value.

F-8

SSTL, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Long-Lived Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

Products and services, geographic areas and major customers

The Company plans to earn revenue from race purses and the sale of advertising to racing sponsors, but does not separate sales of different activities into operating segments. The Company has had no revenues.

Stock based compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

NOTE 2. RELATED PARTY TRANSACTIONS

In the nine months ended December 31, 2011 an officer advanced the Company $35,000 for working capital on a verbal, noninterest bearing, due on demand basis, and the officer was issued 1,000,000 common shares for consulting services provided to the Company valued at $30,000.

F-9

SSTL, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 3. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

Dec. 31,
2011
Racing vehicles and equipment	$165,000
Transport vehicles	150,000
315,000
Less accumulated depreciation	(75,139)
Total	$239,861

Depreciation expense in for the nine months ended December 31, 2011 was $62,361.

NOTE 4. NOTES PAYABLE

The Company at December 31, 2011 had notes payable to a related party for $100,000 with $50,000 due in June 2012 and $50,000 in December 2012, unsecured, bearing interest at 10% per annum, with required monthly principal payments of $4,166 on each note. Interest expense for the nine months ended December 31, 2011 was $3,054 with accrued interest payable at December 31, 2011 of $931.

NOTE 5. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2011 the Company had net operating loss carryforwards of approximately $313,000 which begin to expire in 2031. The deferred tax asset of $63,000 created by the net operating loss has been offset by a 100% valuation allowance. The change in the valuation allowance for the nine months ended December 31, 2011 was $59,000.

F-10

SSTL, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 6. COMPARABLE PRIOR PERIOD

The Company had no operations from November 10, 2010 (inception) through December 31, 2010.

NOTE 7. GOING CONCERN

The Company has suffered a loss from operations which raises substantial doubt about the Company’s ability to continue as a going concern. Continued losses could cause the Company to be unable to continue in the racing industry or to meet debt obligations. The Company believes that racing requires significant capital outlays on a continual basis to successfully fund operations, but with adequate funding that profitable operations can be achieved.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. By doing so, the Company hopes to generate profits from racing activities. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

F-11

 EXHIBITS

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2012.

SSTL, Inc.

By:	/s/ Jason White
Jason white
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jason White	Chief Executive Officer & Director	April 15, 2012
Jason White	(Principal Executive Officer)

/s/ Susan Lokey	Chief Financial Officer & Director	April 15, 2012
Susan Lokey	(Principal Accounting Officer)

7

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

8