Form 10-K/A
period 2011-12-31
SSTL, Inc.
filed 2012-04-26
CIK 1534298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

SPECIAL FINANCIAL REPORT PURSUANT TO Rule 15(d) - 2/A

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

The purpose of this Amendment No.1 to the registrant’s Annual Report on Form 10-K for the period ended December 31, 2011, filed with the Securities and Exchange Commission on April 16, 2012 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K

Controls and Procedures

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

F-11

 EXHIBITS

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 25, 2012.

SSTL, Inc.

By:	/s/ Jason White
Jason white
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jason White	Chief Executive Officer & Director	April 25, 2012
Jason White	(Principal Executive Officer)

/s/ Susan Lokey	Chief Financial Officer & Director	April 25, 2012
Susan Lokey	(Principal Accounting Officer)

7

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

8