Form 10-Q
period 2012-03-31
SSTL, Inc.
filed 2012-05-16
CIK 1534298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

   For the transition period from ______________ to _____________

Commission file number 333-177792

SSTL, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-4168979
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Jason White, Chief Executive Officer

128 Commercial Dr. Mooresville, NC

(Address of principal executive offices)

(804).306.8217

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

APPLICABLE ONLY TO CORPORATE ISSUES

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 5, 2012, there was no public trading market for the registrant’s common stock.  There were 16,254,167 shares of the registrant’s common stock, $0.001 par value per share, outstanding on May 14, 2012.

Indicate by check mark whether the Registrant is a large accelerated filer, an accredited filer, a non-accredited filer, (or a  smaller reporting company in Rule 12b-2 of the Exchange Act.(check one)

Large Accredited filer ☐	Accelerated filer ☐

Non-accredited filer☐	Smaller reporting company ☒

SSTL, Inc

TABLE OF CONTENTS

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements:	3

	Condensed Balance Sheets at March 31, 2012 (unaudited) and December 31, 2011 (audited)	F-2

	Condensed Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011, and for the period from November 10, 2010 (inception) through March 31, 2012 (unaudited)	F-4 - F-5

	Notes to Condensed Financial Statements (unaudited)	F-6 - F-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	5

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	5

Item 4.	Controls and Procedures	6

Item 6.	Exhibits	6

	Signatures

2

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SSTL, INC.

FINANCIAL STATEMENTS

(Unaudited)

Quarter Ended March 31, 2012

3

SSTL, Inc.

Financial Statements

(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Balance sheets	F-2
Statements of operation	F-3
Statements of cash flows	F-4 - F-5
Notes to financial statements	F-6

F-1

SSTL, Inc.

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2012 (Unaudited)	Dec. 31, 2011

ASSETS

Current assets
Cash	$21,934	$5,047
Accounts receivable	-	15,000
Total current assets	21,934	20,047

Fixed assets - net	218,611	239,861

Total Assets	$240,545	$259,908

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$885	$1,179
Related party payable payable	-	35,000
Accrued interest payable	930	931
Note payable - current	200,000	100,000
Total current liabilties	201,815	137,110

Total Liabilities	201,815	137,110

Stockholders' Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 16,254,167 shares issued and outstanding	16,254	16,254
Additional paid in capital	419,496	419,496
Deficit accumulated during the development stage	(397,020)	(312,952)

Total Stockholders' Equity	38,730	122,798

Total Liabilities and Stockholders' Equity	$240,545	$259,908

The accompanying notes are an integral part of the financial statements

F-2

SSTL, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ending		Period From Nov. 10, 2010 (Inception) To
	March 31, 2012	March 31, 2011	March 31, 2012

Revenues	$-	$-	$15,000

Operating expenses:
Amortization & depreciation	21,250	12,778	96,389
General and administrative	58,435	5,175	326,668
	79,685	17,953	423,057

Gain (loss) from operations	(79,685)	(17,953)	(408,057)

Other income (expense):
Insurance income	-	-	19,077
Interest expense	(4,383)	(603)	(8,040)
	(4,383)	(603)	11,037
Income (loss) before provision for income taxes	(84,068)	(18,556)	(397,020)

Provision for income tax	-	-	-

Net income (loss)	$(84,068)	$(18,556)	$(397,020)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	16,254,167	2,930,000

The accompanying notes are an integral part of the financial statements

F-3

SSTL, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ending		Period From Nov. 10, 2010 (Inception)
	Ended	Ended	To
	March 31, 2012	March 31, 2011	March 31, 2012

Cash Flows From Operating Activities:
Net income (loss)	$(84,068)	$(18,556)	$(397,020)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization & depreciation	21,250	12,778	96,389
Accounts receivable	15,000	-	-
Compensatory stock issuances	-	-	104,000
Accrued payables	(295)	603	$36,816
Net cash provided by (used for) operating activities	(48,113)	(5,175)	(159,815)

Cash Flows From Investing Activities:
Fixed assets	-	-	(25,000)
Net cash provided by (used for) investing activities	-	-	(25,000)

(Continued on Following Page)

The accompanying notes are an integral part of the financial statements.

F-4

SSTL, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued From Previous Page)

	For the Three Months Ending		Period From Nov. 10, 2010 (Inception)
	Ended	Ended	To
	March 31, 2012	March 31, 2011	March 31, 2012

Cash Flows From Financing Activities:
Note payable - borrowings	75,000	50,000	225,000
Note payable - payments	(10,000)	-	(60,000)
Issuance of stock for cash	-	1,000	36,750
Paid in capital	-	5,000	5,000
Net cash provided by (used for) financing activities	65,000	56,000	206,750

Net Increase (Decrease) In Cash	16,887	50,825	21,935

Cash At The Beginning Of The Period	5,047	-	-

Cash At The End Of The Period	$21,934	$50,825	$21,935

Schedule Of Non-Cash Investing And Financing Activities

Common stock issued for assets	$-	$-	$290,000

Supplemental Disclosure:

Cash paid for interest	$4,383	$-	$7,109
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

F-5

SSTL, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated or straight line methods over each item's estimated useful life.

F-6

SSTL, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

F-7

SSTL, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

F-8

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues

There were no revenues for the three months ended March 31, 2012 and the same for the same period ending March 31, 2011.  The lack of revenues for the company during these periods are due to the start up period of the company and the lack of current customers.

Cost of Revenues

There were no costs of revenues for the three months ended March 31, 2012 or the three months ended March 31, 2011.

Operating Expenses

Operating expenses for the three months ended March 31 2012 were $79,685 or 100% of revenue compared to $17,953 or 100% of revenue for the same period ended March 31, 2011.  The increase in operating expenses was due to an overall increase in general and administrative expenses, including $5,300 in contract labor,   $29,115 in professional fees, $4,200 in rent expenses, $19,077 in repairs and maintenance and $693 in utilities.  Depreciation and amortization expenses for the three months ended March 31, 2012 was $21,250 or 100% of revenue compared to $12,778 or 100% of revenue for the same period in 2011.

Interest and Financing Costs

Interest and financing costs for the three months ended March 31 2012 were $(4,383) or 100% of revenue compared to $(603) or 100% of revenue for the period ended March 31, 2011. The increase for the three months period ended March 31, 2012 as compared to the same period in 2011 was due to an increase in indebtedness in the Company.

Other Non-operating Income

The Company had zero non-operating income for the three month ended March 31, 2012 compared to the same for the same period in 2011.

Net Loss

Net loss for the three months ended March 31, 2012 was $(84,068) or 100% of revenue compared to $(18,556) or 100% of revenue for the same period ended March 31, 2011.  The increase in the net loss for this period in 2012 is due to a increase in general and administrative costs, specifically our professional fees and repairs and maintenance expenses..

4

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our primary source of liquidity is cash provided by operating, investing, and financing activities. Net cash used in operations for the three months ended March 31, 2012 was $(48,112) as compared to $(5,175) for the period ended March 31, 2011.   During the three months ended March 31, 2012 we used $(48,112) in cash from operating activities.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company incurred a net loss of $(84,068) and utilized cash in operating activities of $(48,112) during the three months ended March 31, 2012.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  As of March 31, 2012 the Company had current assets that exceeded current liabilities by $38,730.

The Company’s current source of cash is capital raised for its operations, advances drawn down on the company’s line of credit and proceeds from the sale of its common stock.  The Company will continue to explore other sources of capital to expand and fund its current operations.

Cash Flows for the Three Months Ended March 31, 2012.

Operating activities for the three months ended March 31, 2012 produced no cash.  As of March 31, 2012 accounts payable increased to $885.  Depreciation and amortization for the three months ended March 31, 2012 totaled $21,250, an increase from $5,175 for the same period in 2011. There were no prepaid expenses for the period.

Net cash used by financing activities was $(65,000) for the three months ended March 31, 2012, compared to $56,000 for the same period of 2011.  Cash for the   three months ended March 31, 2012 was $21,934 compared to $50,825 for the same period in 2011.

Stockholder Matters

Stockholder’s equity was $38,730 on March 31, 2012, or $ 0.004 per share outstanding.  As of March 31, 2011 stockholder’s equity was $277,444 or $ 0.028 per share outstanding.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or material pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2012, the Company did not sell or issue any shares .

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company,” we are not required to provide the information under this Item 3.

5

ITEM 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer/Chief Financial Officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K

SEC Ref. No.	Title of Document
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SSTL, INC.

May 14, 2012

By:	/s/ Jason White
Jason White
Chief Executive Officer

6