Form 10-Q
period 2012-06-30
SSTL, Inc.
filed 2012-08-07
CIK 1534298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

   For the transition period from ______________ to _____________

Commission file number 333-177792

SSTL, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-4168979
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of August 6, 2012, there was no public trading market for the registrant’s common stock.  There were 16,254,167 shares of the registrant’s common stock, $0.001 par value per share, outstanding on August 6, 2012.

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

Condensed Balance Sheets at June 30, 2012 (unaudited) and December 31, 2011 (audited)

Condensed Statements of Cash Flows for the six months ended June 30, 2012, and for the period from November 10, 2010 (inception) through June 30, 2012 (unaudited)

Notes to Condensed Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Item 6.	Exhibits

Signatures

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SSTL, INC.

FINANCIAL STATEMENTS

(Unaudited)

Quarter Ended June 30, 2012

SSTL, Inc.

Financial Statements

(Unaudited)

TABLE OF CONTENTS

Page
FINANCIAL STATEMENTS

Balance sheets	1
Statements of operation	2
Statements of cash flows	3
Notes to financial statements	6

SSTL, Inc.
(A Development Stage Company)
BALANCE SHEETS

		June 30, 2012
	Dec. 31, 2011	(Unaudited)

ASSETS

Current assets
Cash	$5,047	$28,721
Accounts receivable	15,000	-
Total current assets	20,047	28,721

Fixed assets - net	239,861	197,361

Total Assets	$259,908	$226,082

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,179	$-
Related party payable	35,000	-
Accrued interest payable	931	5,294
Note payable - current	100,000	200,000
Total current liabilties	137,110	205,294

Total Liabilities	$137,110	$205,294

Stockholders' Equity
Preferred stock, $.001 par value;
25,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.001 par value;
100,000,000 shares authorized;
16,254,167 shares issued and outstanding	16,254	16,254
Additional paid in capital	419,496	419,496
Deficit accumulated during the
development stage	(312,952)	(414,962)

Total Stockholders' Equity	122,798	20,788

Total Liabilities and Stockholders' Equity	$259,908	$226,082

The accompanying notes are an integral part of the financial statements.

1

SSTL, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					Period From
					Nov. 10, 2010
					(Inception)
	For the Three Months Ending		For the Six Months Ending		To
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

Revenues	$30,000	$-	$30,000	$-	$45,000

Operating expenses:
Amortization & depreciation	21,250	19,861	42,500	32,639	117,639
General and administrative	22,329	14,534	80,764	19,709	348,997
	43,579	34,395	123,264	52,348	466,636

Gain (loss) from operations	(13,579)	(34,395)	(93,264)	(52,348)	(421,636)

Other income (expense):
Insurance income	-	-	-	-	19,077
Interest expense	(4,363)	(319)	(8,746)	(630)	(12,403)
	(4,363)	(319)	(8,746)	(630)	6,674
Income (loss) before
provision for income taxes	(17,942)	(34,714)	(102,010)	(52,978)	(414,962)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(17,942)	$(34,714)	$(102,010)	$(52,978)	$(414,962)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding	16,254,167	9,766,667	16,254,167	7,325,000

The accompanying notes are an integral part of the financial statements.

2

SSTL, Inc.
(Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
	Common Stock			During The	Stock-
		Amount	Additional	Development	holders'
	Shares	($.001 Par)	Paid in Capital	Stage	Equity

Balances at November 10, 2010	-	$-	$-	$-	$-

Shares issued for cash	100,000	100	900	-	1,000

Shares issued for assets	9,666,667	9,667	280,333	-	290,000

Capital contributions - related party	-	-	5,000	-	5,000

Net income (loss) for the period				(18,556)	(18,556)

Balances at March 31, 2011	9,766,667	$9,767	$286,233	$(18,556)	$277,444

Shares issued for cash	1,787,500	1,787	33,963	-	35,750

Shares issued for services	4,700,000	4,700	99,300	-	104,000

Net income (loss) for the period				(294,396)	(294,396)

Balances at December 31, 2011	16,254,167	$16,254	$419,496	$(312,952)	$122,798

Net income (loss) for the period				(84,068)	(84,068)

Balances at March 31, 2012	16,254,167	$16,254	$419,496	$(397,020)	$38,730

Net income (loss) for the period				(17,941)	(17,941)

Balances at June 30, 2012	16,254,167	$16,254	$419,496	$(414,961)	$20,789

 The accompanying notes are an integral part of the financial statements.

3

SSTL, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Nov. 10, 2010
			(Inception)
	For the Six Months Ending		To
	June 30, 2012	June 30, 2011	June 30, 2012

Cash Flows From Operating Activities:
Net income (loss)	$(102,010)	$(52,978)	$(414,962)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	42,500	32,639	117,639
Accounts receivable	15,000	-	-
Compensatory stock issuances	-	-	104,000
Accrued payables	3,184	1,944	40,294
Net cash provided by (used for)
operating activities	(41,326)	(18,395)	(153,029)

Cash Flows From Investing Activities:
Fixed assets	-	-	(25,000)
Net cash provided by (used for)
investing activities	-	-	(25,000)

(Continued on Following Page)

The accompanying notes are an integral part of the financial statements.

4

SSTL, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

			Period From
			Nov. 10, 2010
			(Inception)
	For the Six Months Ending		To
	June 30, 2012	June 30, 2011	June 30, 2012

Cash Flows From Financing Activities:
Note payable - borrowings	75,000	60,000	225,000
Note payable - payments	(10,000)	-	(60,000)
Issuance of stock for cash	-	1,000	36,750
Paid in capital	-	5,000	5,000
Net cash provided by (used for)
financing activities	65,000	66,000	206,750

Net Increase (Decrease) In Cash	23,674	47,605	28,721

Cash At The Beginning Of The Period	5,047	-	-

Cash At The End Of The Period	$28,721	$47,605	$28,721

Schedule Of Non-Cash Investing And Financing Activities

Common stock issued for assets	$-	$-	$290,000

Supplemental Disclosure:

Cash paid for interest	$4,383	$630	$7,109
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

5

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

6

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

7

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

8

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues

Total revenues for the three months ended June 30, 2012 were $30,000 compared to $0 for the same period ending June 30, 2011, representing an increase over the same period in 2011. The increase in revenue for the period was due to receipts for the rental of  race trucks, for use in NASCAR Camping World Series events during the period.  .

Cost of Revenues

There were no costs of revenues for the three months ended June 30, 2012 or the three months ended June 30, 2011.

Operating Expenses

Operating expenses for the three months ended June 30, 2012 were $43,579 or 145% of revenue compared to $34,395 with 0% of revenue for the same period ended June 30, 2011.  The increase was due to an overall increase in general and administrative expenses, including $1,160 in transfer agent expenses, $3,475 for legal and $5,050 for accounting.  Depreciation and amortization expenses for the three months ended June 30, 2012 was $21,250 or 71% of revenue compared to $19,861 with no revenue for the same period in 2011.

Interest and Financing Costs

Interest and financing costs for the three months ended June 30, 2012 were ($4,363) or 15% of revenue compared to ($319) with $0 revenue for the period ended June 30, 2011. The increase for the three months period ended June 30, 2012 as compared to the same period in 2011 was due to a increase in the amount of funds loaned to the Company through its Line of Credit and increase in the overall indebtedness of the Company.

Other Non-operating Income

The Company had non-operating income for the three month ended June 30, 2012 of $0 compared to nil for the same period in 2011.

Net Loss

Net loss for the three months ended June 30, 2012 was $(17,942) or 60% of revenue compared to a net loss of $(34,714) with $0 revenue for the same period ended June 30, 2011. The decrease in the net loss for this period in 2012 is due to an increase in the revenues of the company.  .

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

9

Revenues

Total revenues for the six months ended June 30, 2012 were $30,000 compared to $0 revenues  for the same period ending June 30, 2011, representing an increase  from the same period in 2011. The increase in revenue for the six months ended June 30, 2012 was primarily a result of an increase in the revenue from leasing of race equipment, specifically NASCAR Camping World Series trucks.

Cost of Revenues

There were no costs of revenues for the six months ended June 30, 2012 or the six months ended June 30, 2011.

Operating Expenses

Operating expenses for the six months ended June 30, 2012 were $123,264 or 410% of revenue compared to $52,348 with no revenue for the same period ended June 30, 2011.  The increase in operating expenses was due to an overall increase in general and administrative expenses, including accounting expenses, legal expenses,   transfer agent fees and filing fees.  Depreciation and amortization expenses for the six months ended June 30, 2012 was $42,500 or 141% of revenue, compared to $32,639 or 108% of revenue for the same period in 2011.

Interest and Financing Costs

Interest and financing costs for the six months ended June 30, 2012 were ($8,746) or 29% of revenue compared to ($630) with no revenue for the period ended June 30, 2011.  The increase for the six months period ended June 30, 2012 as compared to the same period in 2011 was due to a increase in the overall indebtedness of  the Company.

Other Non-operating Income

The Company had no non-operating income for the six month periods ended June 30, 2012 and 2011.

Net Loss

Net loss for the six months ended June 30, 2012 was $(102,010) or 340% of revenue compared to $(52,978) or 176% of revenue for the same period ended June 30, 2011. The increase in the net loss for this period in 2012 is due to a increase in general and administrative costs, specifically legal and accounting costs and start-up company expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our primary source of liquidity is cash provided by operating, investing, and financing activities. Net cash used in operations for the six months ended June 30, 2012 was $41,326 as compared to $18,395 for the period ended June 30, 2011.   During the six months ended June 30, 2012 we used $41,326 in cash from operating activities.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company incurred a net loss of $(102,010) and utilized cash in operating activities of $(41,326) during the six months ended June 30, 2012.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  As of June 30, 2012 the Company had assets that exceeded liabilities by $20,788.

10

The Company’s source of cash is from rental revenue and from its line of credit.  The Company will continue to explore other sources of capital to expand and fund its operations.

Cash Flows for the Six Months Ended June 30, 2012.

Operating activities for the six months ended June 30, 2012 produced no cash.  The accounts receivable for the Company is currently $0.  As of June 30, 2012 accounts payable decreased to $0 compared to $1,179 for the same period in 2011.   Depreciation and amortization for the six months ended June 30, 2012 totaled $42,500, an increase of $9,861 from a total of $32,639 for the same period in 2011. There were no prepaid expenses for the period.

Net cash provided by financing activities was $65,000 for the six months ended June 30, 2012, compared to $66,000 for the same period of 2011.  There was a net increase in cash of $23,674 for the six months ended June 30, 2012, as compared to $47,605 in cash for the same period in 2011.

Stockholder Matters

Stockholder’s equity was $20,788 on June 30, 2012, or $ 0.001 per share outstanding.  As of June 30, 2011 stockholder’s equity was $122,798 or $ 0.008 per share outstanding.

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

During the six months ended June 30, 2012, the Company did not sell or issue any shares .

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

11

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

August 6, 2012

By: /s/ Jason White

Jason White

Chief Executive Officer

12