Form 10-Q
period 2012-09-30
SSTL, Inc.
filed 2012-11-14
CIK 1534298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 13, 2012, there was no public trading market for the registrant’s common stock.  There were 16,254,167 shares of the registrant’s common stock, $0.001 par value per share, outstanding on November 13, 2012.

Indicate by check mark whether the Registrant is a large accelerated filer, an accredited filer, a non-accredited filer, (or a  smaller reporting company in Rule 12b-2 of the Exchange Act.(check one)

Large Accredited filer ☐	Accelerated filer ☐

Non-accredited filer ☐	Smaller reporting company ☒

SSTL, Inc

TABLE OF CONTENTS

Page

Part I FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements:

Condensed Balance Sheets at September 30, 2012 (unaudited) and December 31, 2011 (audited)

Condensed Statements of Cash Flows for the three months ended September 30, 2012, and for the period from November 10, 2010 (inception) through September 30, 2012 (unaudited)

Notes to Condensed Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Item 6.	Exhibits

Signatures

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SSTL, INC.

FINANCIAL STATEMENTS

(Unaudited)

Quarter Ended September 30, 2012

SSTL, Inc.

Financial Statements

(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Balance sheets	1
Statements of operation	2
Statements of cash flows	3
Notes to financial statements	5

SSTL, Inc.
(A Development Stage Company)
BALANCE SHEETS

		September 30, 2012
	Dec. 31, 2011	(Unaudited)

ASSETS

Current assets
Cash	$5,047	$18,455
Accounts receivable	15,000	15,000
Total current assets	20,047	33,455

Fixed assets - net	239,861	176,111

Total Assets	$259,908	$209,566

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,179	$8,774
Related party payable	35,000	25,000
Accrued interest payable	931	930
Note payable - current	100,000	175,000
Total current liabilties	137,110	209,704

Total Liabilities	$137,110	$209,704

Stockholders' Equity
Preferred stock, $.001 par value;
25,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.001 par value;
100,000,000 shares authorized;
16,254,167 shares issued and outstanding	16,254	16,254
Additional paid in capital	419,496	419,496
Deficit accumulated during the
development stage	(312,952)	(435,888)

Total Stockholders' Equity	122,798	(138)

Total Liabilities and Stockholders' Equity	$259,908	$209,566

The accompanying notes are an integral part of the financial statements.

SSTL, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					Period From
					Nov. 10, 2010
					(Inception)
	For the Three Months Ending		For the Nine Months Ending		To
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012

Revenues	$15,000	$-	$45,000	$-	$60,000

Operating expenses:
Amortization & depreciation	21,250	21,250	63,750	53,889	138,889
General and administrative	11,705	30,053	92,468	49,761	360,701
	32,955	51,303	156,218	103,650	499,590

Gain (loss) from operations	(17,955)	(51,303)	(111,218)	(103,650)	(439,590)

Other income (expense):
Insurance income	-	-	-	-	19,077
Interest expense	(2,973)	(1,260)	(11,719)	(1,890)	(15,375)
	(2,973)	(1,260)	(11,719)	(1,890)	3,702
Income (loss) before
provision for income taxes	(20,928)	(52,563)	(122,937)	(105,541)	(435,888)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(20,928)	$(52,563)	$(122,937)	$(105,541)	$(435,888)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding	16,254,167	12,866,667	16,254,167	12,866,667

The accompanying notes are an integral part of the financial statements.

SSTL, Inc.
(Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
	Common Stock			During The	Stock-
		Amount	Additional	Development	holders'
	Shares	($.001 Par)	Paid in Capital	Stage	Equity

Balances at November 10, 2010	-	$-	$-	$-	$-

Shares issued for cash	100,000	100	900	-	1,000

Shares issued for assets	9,666,667	9,667	280,333	-	290,000

Capital contributions - related party	-	-	5,000	-	5,000

Net income (loss) for the period				(18,556)	(18,556)

Balances at March 31, 2011	9,766,667	$9,767	$286,233	$(18,556)	$277,444

Shares issued for cash	1,787,500	1,787	33,963	-	35,750

Shares issued for services	4,700,000	4,700	99,300	-	104,000

Net income (loss) for the period				(294,396)	(294,396)

Balances at December 31, 2011	16,254,167	$16,254	$419,496	$(312,952)	$122,798

Net income (loss) for the period				(84,068)	(84,068)

Balances at March 31, 2012	16,254,167	$16,254	$419,496	$(397,020)	$38,730

Net income (loss) for the period				(17,941)	(17,941)

Balances at June 30, 2012	16,254,167	$16,254	$419,496	$(414,961)	$20,789

Net income (loss) for the period				(20,928)	(20,928)

Balances at Sept. 30, 2012	16,254,167	$16,254	$419,496	$(435,889)	$(139)

The accompanying notes are an integral part of the financial statements.

SSTL, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Nov. 10, 2010
			(Inception)
	For the Nine Months Ended		To
	September 30, 2012	September 30, 2011	September 30, 2012
Cash Flows From Operating Activities:
Net income (loss)	$(122,937)	$(105,541)	$(435,888)
Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	63,750	53,889	138,889
Accounts receivable	-	-	(15,000)
Compensatory stock issuances	-	-	104,000
Accrued payables	7,595	4,486	9,704
Net cash provided by (used for)
operating activities	(51,592)	(47,165)	(198,295)
Cash Flows From Investing Activities:
Fixed assets	-	-	(25,000)
Net cash provided by (used for)
investing activities	-	-	(25,000)

(Continued on Following Page)

The accompanying notes are an integral part of the financial statements.

SSTL, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

			Period From
			Nov. 10, 2010
			(Inception)
	For the Nine Months Ended		To
	September 30, 2012	September 30, 2011	September 30, 2012

Cash Flows From Financing Activities:
Note payable - borrowings	75,000	85,000	225,000
Note payable - payments	(10,000)	-	(60,000)
Issuance of stock for cash	-	10,500	34,840
Paid in capital	-	5,000	5,000
Net cash provided by (used for)
financing activities	65,000	100,500	204,840

Net Increase (Decrease) In Cash	13,408	53,335	(18,455)

Cash At The Beginning Of The Period	5,047	-	-

Cash At The End Of The Period	$18,455	$53,335	$(18,455)

Schedule Of Non-Cash Investing And Financing Activities

Common stock issued for assets	$-	$-	$290,000

Supplemental Disclosure:

Cash paid for interest	$13,157	$-	$15,884
Cash paid for income taxes	$-	$-	$-

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues

Total revenues for the three months ended September 30, 2012 were $15,000 compared to $nil for the same period ending September 30, 2011 representing a 100%  increase over the same period in 2011. The increase in revenue for the period was due to an increase in receipts for the rental of  super speedway race trucks used in the NASCAR Camping World Truck Series events during the period.

Cost of Revenues

There were no costs of revenues for the three months ended September 30, 2012 or the three months ended September 30, 2011.

Operating Expenses

Operating expenses for the three months ended September 30, 2012 were $32,955 or 220% of revenue compared to $51,303 with $0 revenue for the same period ended June 30, 2011.  The decrease in operating expenses was  due to an overall decrease in general and administrative expenses.  Depreciation and amortization expenses for the three months ended September 30, 2012 were $21,250 or 141% of revenue compared to $21,250 with no revenue for the same period in 2011.

Interest and Financing Costs

Interest and financing costs for the three months ended September 30, 2012 were ($2,973) or 20% of revenue compared to ($1,260) with $0 revenue for the period ended September 30, 2011. The increase for the three month period ended September 30, 2012 as compared to the same period in 2011 was due to a increase in the amount of funds loaned to the Company through its Line of Credit and an increase in the overall indebtedness of the Company.

Other Non-operating Income

The Company had non-operating income for the three month ended September 30, 2012 of $0 compared to nil for the same period in 2011.

Net Loss

Net loss for the three months ended September 30, 2012 was $(20,928) or 139% of revenue compared to a net loss of $(52,563) with $0 revenue for the same period ended September 30, 2011. The decrease in the net loss for this period in 2012 is due to an increase in the revenues, and the decrease of general and administrative expenses of the company.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues

Total revenues for the nine months ended September 30, 2012 were $45,000 compared to $0 revenues  for the same period ending September 30, 2011, representing an increase  from the same period in 2011. The increase in revenue for the nine months ended September 30, 2012 was primarily a result of an increase in the revenue from the leasing of super speedway race equipment, specifically the NASCAR Camping World Truck Series.

Cost of Revenues

There were no costs of revenues for the six months ended June 30, 2012 or the six months ended June 30, 2011.

Operating Expenses

Operating expenses for the nine months ended September 30, 2012 were $156,218 or 347% of revenue compared to $103,650 with no revenue for the same period ended September 30, 2011.  The increase in operating expenses was due to an overall increase in general and administrative expenses, including accounting expenses, and legal expenses.  Depreciation and amortization expenses for the nine months ended September 30, 2012 was $63,750 or 141% of revenue, compared to $53,889 with no revenue for the same period in 2011.

Interest and Financing Costs

Interest and financing costs for the nine months ended September 30, 2012 were ($11,719) or 26% of revenue compared to ($1,890) with no revenue for the period ended September 30, 2011.  The increase for the nine months period ended September 30, 2012 as compared to the same period in 2011 was due to a increase in the overall indebtedness of  the Company.

Other Non-operating Income

The Company had no non-operating income for the nine month periods ended September 30, 2012 and 2011.

Net Loss

Net loss for the nine months ended September 30, 2012 was $(122,937) or 273% of revenue compared to $(105,541) with no revenue for the same period ended September 30, 2011. The increase in the net loss for this period in 2012 is due to a increase in general and administrative costs, specifically legal and accounting costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our primary source of liquidity is cash provided by operating, investing, and financing activities. Net cash used in operations for the nine months ended September 30, 2012 was $51,592 as compared to $47,165 for the period ended September 30, 2011.   During the nine months ended September 30, 2012 we used $51,592 in cash from operating activities.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company incurred a net loss of $(122,937) and utilized cash in operating activities of $(51,592) during the nine months ended September 30, 2012.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  As of September 30, 2012 the Company had assets that exceeded liabilities by $(138).

The Company’s source of cash is from rental revenue and from its line of credit.  The Company will continue to explore other sources of capital to expand and fund its operations.

Cash Flows for the Nine Months Ended September  30, 2012.

Operating activities for the nine months ended September 30, 2012 produced no cash.  The accounts receivable for the Company is currently $15,000.  As of September 30, 2012 accounts payable increased to $8,774 compared to $1,179 for the same period in 2011.   Depreciation and amortization for the nine months ended September 30, 2012 totaled $63,750, an increase of $9,861 from a total of $53,889 for the same period in 2011. There were no prepaid expenses for the period.

Net cash provided by financing activities was $65,000 for the nine months ended September 30, 2012, compared to $100,500 for the same period of 2011.  There was a net increase in cash of $13,408 for the nine months ended September 30, 2012, as compared to $53,335 in cash for the same period in 2011.

Stockholder Matters

Stockholder’s equity was $(138) on September 30, 2012, or $ 0.000 per share outstanding.  As of September 30, 2011 stockholder’s equity was $224,357 or $.017 per share outstanding.

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

During the nine months ended September 30, 2012, the Company did not sell or issue any shares .

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

SSTL, INC.

November 13, 2012

By:	/s/ Jason White
Jason White Chief Executive Officer

12