Form 10-K
period 2012-12-31
SSTL, Inc.
filed 2013-04-04
CIK 1534298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to____________

Commission file number: 333-177792

SSTL, INC.

(Exact name of Registrant as specified in its charter)

Nevada	27-3952902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

165 Pitt Road Mooresville, NC	28115

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: ((804).306.8217

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes ☒ No ☐ *

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☑

As of March 31, 2013 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $871,860 based on of the last price at which the Company sold its shares ($.20 per share of common stock) as March 31, 2013.

On March 31, 2013, we had 16,254,167 shares of common stock issued and outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2010

		Page

PART I

ITEM 1.	BUSINESS	4

ITEM 1A.	RISK FACTORS	8

ITEM 1B.	UNRESOLVED STAFF COMMENTS

ITEM 2.	PROPERTIES	13

ITEM 3.	LEGAL PROCEEDINGS	13

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	13

ITEM 6.	SELECTED FINANCIAL DATA

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	22

ITEM 8.	FINANCIAL STATEMENTS	22

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES	22

ITEM 9A.	CONTROLS AND PROCEDURES	23

ITEM 9B.	OTHER INFORMATION	23

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	23

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	24

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	25

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	26

ITEM 15.	EXHIBITS	27

SIGNATURES		28

CAUTION REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements.

Although forward-looking statements in this annual report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Relating to Our Business” below, as well as those discussed elsewhere in this annual report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549 on official business days during the hours of 10 a.m. to 3 p.m. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this annual report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

ITEM 1

The Company was incorporated in the State of Nevada on November 10, 2010 as GB Race Leasing, Inc. The name was changed to SSTL, Inc. on April 14, 2011.  We are a developmental stage motorsports equipment leasing company that intends to offer to lease custom built racing vehicles for use in the National Association for Stock Car Auto Racing ("NASCAR") "Camping World” truck racing series.  . Each vehicle consists of a chassis and a truck body, with no engine or transmission, (the vehicles are referred to in the motorsports industry as “Racing Trucks" or "Race Truck Chassis "). The vehicles are offered for lease to potential clients that compete exclusively in the NASCAR Camping World Truck Series (“NCWTS”) of sanctioned NASCAR oval track racing events at intermediate and superspeedway tracks.  We intend to offer to lease our vehicles to qualified companies and individuals for their use in racing competitions in the United States.

We had $15,000 in revenue through December 31, 2011.  For the year ended December 31, 2012 we had $60,000 in revenues.

Our revenue is and is expected to be generated from leasing of race truck chassis and our RV to motorsports organizations competing in the NASACAR Camping World Truck Series. To date, all of our revenues have been from Pro-Driver Development, Inc., a corporation which is controlled by Mr. Steven Urvan. Mr. Urvan owns a majority interest in GB Investments, Inc., which owns approximately sixty six percent (66%) of our outstanding common stock    Pro-Driver provides funding, development and training to inexperienced race drivers specifically for NASCAR sanctioned racing.  Mr. Urvan is also the majority shareholder of GB Investments, Inc.

We intend to offer to lease our Racing Truck Chassis on a short term basis, usually from 7 to 10 days. Our Racing Trucks comply with NASCAR rules (the "Rules"). The Rules are established in an annual rule book published by NASCAR.

The Rules provide that each team that intends to compete in a sanctioned NASCAR event must have their competition racing trucks pass a complete technical inspection that is completed by NASCAR racing officials. The Rules specify the weight of vehicle, engine size, engine RPM limits, tire size and templates for body specifications, certain limits and other technical specifications.

Technical inspection is commenced by NASCAR before the first practice session of each race event.  No competitor can enter the race track for practice without having completed a pre-practice technical inspection and having received a NASCAR official distributed practice decal, which is then attached to the front windshield of the race truck.  A second technical inspection is required before the main qualifying event for the racing event.

We believe that our Racing Truck Chassis are in full compliance with NASCAR Rules.  Our Racing Truck Chassis have previously been inspected and approved in race day directed NASCAR pre-practice technical and pre-qualifying NASCAR mandated inspections.

Our lessees must supply and install their own engines transmissions, driver seats and racing tires.  Our Racing Trucks are designed to race at ½ mile oval tracks, intermediate distance oval tracks (1 mile to 1.5 mile) and "superspeedway" tracks, such as those tracks located at Daytona, Florida and Talladega, Alabama.

Engines for use in our Racing Trucks are available to be leased from independent engine builders and lessors on a per race basis, or certain engines may be purchased from independent engine suppliers. We do not lease or offer to sell engines.

NASCAR is the only professional sanctioning body that conducts races in which our Racing Trucks complete.  NASCAR was established in 1948 to organize, sanction, and sponsor professional race events in automobile oval track and road course racing in North America.  NASCAR is a separate and distinct entity from us and we do not have any formal contractual arrangements with NASCAR.

On February 15, 2011, the Company acquired seven (7) customized NASCAR Racing Trucks from GB Investments, Inc.  Each of the Racing Trucks we acquired conforms to the rules of NASCAR and is eligible to compete in the NASCAR Camping World Truck Series.  The total purchase price for the seven (7) Racing Trucks was $140,000 USD.  We issued a total of 4,666,667 shares of our common stock valued at $.03 per share to GB Investments, Inc. as payment for the Racing Trucks.

Additionally on February 15, 2011, we acquired a motor coach ("RV") for a purchase price of   $150,000 from GB Investments, Inc.  We issued a total of 5,000,000 shares of our common stock valued at $.03 per share to GB Investments, Inc. as payment for the RV.

The Company intends to lease the RV as part of a "leasing package" which includes our Racing Trucks and the RV.  We believe that offering the RV is desirable to potential lessees for the following reasons:

o	The RV will provide overnight accommodations for lessee's personnel at less than the cost of lodging at a hotel or motel;
o	The RV can be located on the grounds of the racing event, thereby saving time and expense of lessees personnel transportation between the lodging point and the track;

o	Lessee’s personnel can travel to the event in the RV thereby saving on transportation costs.

We may attempt to acquire additional new or used Race Truck Chassis if our business grows and there is demand for more equipment than we have available.  However, there can be no assurance that we will have available the necessary finances to acquire additional Race Truck Chassis, or even if we have the financial resources, that we will be able to obtain additional Race Truck Chassis at acceptable cost.

We intend to lease our Race Truck Chassis for any NASCAR Camping World Series events that are held at an approved track on the NASCAR race or test schedule(s).  Our Race Truck Chassis and related transportation equipment such as our RV are also for rent for use on testing and practice days at various tracks and circuits.

Marketing of our Race Truck Chassis was conducted by Jason White, our former CEO, through March 4, 2012 directly with potential lessees.  We are currently seeking to hire a marketing and sales person to provide the services formerly provided by Jason White. In addition, we intend to advertise the availability of our Race Truck Chassis in trade magazines and other trade periodicals.

Terms of Our Rental Agreement

As a condition to leasing our Race Truck Chassis or related equipment, potential lessees must provide us with evidence of their credit worthiness and ability to fulfill the leasing agreement, as well as the names of the drivers and ancillary personnel.  We will determine from this information whether we will lease our Race Truck Chassis to the potential lessee.

Our Race Truck Chassis can lease for $7,500 per event or can be leased on a flat rate plan to be negotiated by the Company with the potential lessee.  Our flat rate plan would include the use of the Race Truck Chassis over a set period of time for use in racing in multiple events for a specified type of racing track (superspeedway versus short track)  as well as for use in promotional and non-competition events.

Under the flat rate plan, our Company will be able eliminate individual event preparation costs and race to race minor repair costs, by passing these costs to the lessee under a flat rate plan. We anticipate that lessees under a Flat Rate Plan will receive an approximate 20% reduction in price from our usual per race event option.

Our lease agreement stipulates the race and race track in which the truck is used, the make of the truck and the body design, and the amount of damage the renter is responsible for.  We take responsibility for minor crash damage that occurs in a given event to a limit of $500 in labor and parts.  Any damage in excess of this amount is the responsibility of the renter.  The Company determines the extent of the damage and the costs to repair the damage.  In certain instances, special insurance can be obtained private party to insure the Race Truck Chassis against loss.

Our Race Truck Chassis and related equipment are managed from a facility in Mooresville, North Carolina.

Capital Requirement

For the next fiscal year, management estimates that the cost of operating the business will continue to require additional capital of up to One Hundred Twenty Five Thousand dollars ($125,000) consisting of: $5,000 for primary support personnel and drivers registration and licenses required for entry in select sanctioned racing events; $10,000 for travel and lodging consisting of ground and air travel expenses, rental cars fees, local bus transportation and hotel expenses; $3,000 for marketing and promotion; $20,000 for legal and accounting; $10,000 for engineers and consultants; $25,000 for replacement parts, $15,000 for fuels, lubricants and tires; $7,000 for event day racecar tractor and transporter rental; $15,000 for debt service of all Company notes payable; and $15,000 in miscellaneous expenses consisting of specialty vinyl and lettering services and apparel for competition vehicles; crew members and drivers expenses; fees for utilization of tracks for testing; non- race day fuel and tires; potential marketing costs for sponsors admission fees credentials, and hosting costs.

There can be no assurance that we will be able to raise any or all of the capital required. These factors indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow or raise sufficient capital to conduct our operations. Our financial statements do not include any adjustments to the value of our assets or the classification of our liabilities that might result if we would be unable to continue as a going concern.

Meeting our capital requirement will be directly contingent on Mr. Urvan and his decision to advance us capital in the event that we are not able to raise capital from other sources.

Additionally, our ability to attract lessees will, in part, be dependent upon the success of our lessees in the races in which they compete. The race event finishing positions, especially finishing among the first ten places, will enhance our ability to attract capital and event sponsors to offset the cost of competing in racing events.   Should our lessees compete in races in which they finish in other than the first ten finishing places, those lessees ability to attract sponsors and advertising and promotion monies may be diminished.

Competition

We compete for lessees with other Race Truck Chassis rental organizations and racing teams that have excess   Race Truck Chassis that they may wish to rent for any particular racing event.  We believe that our Race Truck Chassis are equal to other Race Truck Chassis that may be offered to potential customers because of the Race Truck Chassis' manufacturer, structure, and design geometry. We have acquired our Race Truck Chassis from manufacturers that have sold their similarly designed chassis to racing teams that have experienced success with their chassis. Those racing teams that use similar designs as our chassis are, among others, Kevin Harvick, Incorporated (KHI), Ron Hopkins, Inc. (RHI), Roush Fenway Racing, and Kyle Busch Motorsports (KBM).  These teams both lease, and actively race their chassis in competition currently.  However, there can be no assurance that we will be able to attract lessees of any of these racing team/lessors to lease our similarly designed Chassis, or even if we attract such lessees, that they will achieve success using our Chassis.

We believe the success of race teams using similarly designed chassis; will allow us to compete for potential customers with other chassis leasing businesses, although we cannot give any assurances that our company can attract the same racing teams with similar success.

Relationship with our majority shareholder

Mr. Steven Urvan owns a majority interest in GB Investments, Inc., which owns approximately sixty six percent (66%) of our outstanding common stock while our directors and officers collectively own less than one per cent (1%) of our common stock.  Mr. Urvan is also the majority shareholder of  Pro-Driver Development, Inc., a Nevada corporation that provides funding, development and training to inexperienced race drivers specifically for NASCAR sanctioned racing.

Mr. Urvan is also majority stakeholder of TVP Investments, LLC. a limited liability company ("TVP"). In March of 2011, the Company established a $500,000 unsecured line of credit with TVP Investments, LLC (the "Line of Credit").   The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances; quarterly interest payments on outstanding balances are due at the end of each quarter respectively. The availability of funds for draw down from this line of credit is subject to the approval of Mr.Urvan.  As of December 31, 2012, we have drawn $175,000 on our line of credit.

Since the inception of the company we have borrowed monies from Mr. Urvan and his affiliates. On May 31, 2011 we borrowed $25,000 from TVP Investments, LLC ("TVP") a company whose managing member and majority membership interests are held by Mr. Urvan.  As consideration for the loan, we issued an unsecured promissory demand note (the "Note, bearing interest at 10% per annum, which requires payment of accrued interest quarterly). The note was renewed on May 31, 2012.

The Company has recurring losses from operations and our auditor has stated that there is substantial doubt about the Company's ability to continue as a going concern.  Further, continued losses could cause the Company to be unable to continue in the racing industry or to meet certain debt obligations. (See "Risk Factors" below). The Company believes that race equipment leasing requires significant capital outlays on a continual basis to successfully fund operations, but with adequate funding that profitable operations can be achieved. Without additional funding, the Company could discontinue operations. In addition, the current domestic recessionary trends, declines in GDP, and reduction in corporate hiring and marketing spending  has made it more difficult for developmental stage racing equipment companies, such as ours, to attract lessees.

We have $20,234 in cash and accounts receivable as of December 31st, 2012 and $325,000 available on our line of credit.  Our monthly expenses are approximately $12,500.  We estimate that we will need additional financing on April 15th, 2013.

We will need to obtain additional financing of approximately $125,000 to maintain continuing operations for the 12 month period commencing on April 15th, 2013.   We have not as yet sought to obtain the additional financing from sources other than our line of credit. There can be no assurance that such funding is, or will become available.

Revenue is expected to be derived from the leasing of Race Truck Chassis and our RV to motorsports organizations in the NASCAR Camping World Truck Series that are sanctioned by NASCAR and its affiliates.  There can be no assurance that we will be able to obtain any rental revenue in the future. We have conducted limited operations to date, and our operations will continue to be limited until such time as we are able to obtain additional funds to carry out our overall business plans.

RISK FACTORS

An investment in our securities is extremely risky. You should carefully consider the following risks, in addition to the other information presented in this prospectus, before deciding to buy our securities. If any of the following risks actually materialize, our business and prospects could be seriously harmed and, as a result, the price and value of our securities could decline and you could lose all or part of your investment. The risks and uncertainties described below are intended to be the material risks that are specific to us and to our industry.

RISKS RELATED TO THE BUSINESS AND FINANCIAL CONDITION

We have a limited operating history, with historical losses.

We have a short operating history and must be considered to be in the development stage. We have no history of earnings or profits and there is no assurance that we will operate profitably in the future. There is no meaningful historical financial data upon which to base planned operating expenses. As a result of this limited operating history, it is difficult to accurately forecast our potential revenue. We have accumulated a total loss of ($469,299) from inception in November, 2010. We intend to lease professionally race prepared NASCAR Camping World Series Race Truck Chassis to companies and qualified individuals interested in competing in NASCAR events. There can be no assurance that we will be successful in leasing our Race Truck Chassis, and even if successful in leasing the equipment, that our operations will be profitable.

We estimate that for the 12 months ending December 31, 2013 the cost of operating the business will require additional capital of a minimum of one hundred twenty five thousand ($125,000) and there can be no assurance that any or all of that additional capital will be available to the Company.

Our auditors have expressed substantial doubt as to whether our Company can continue as a going concern.

We have generated only limited revenues since our inception and have incurred substantial losses. Our business plans estimate that we will need to raise $125,000 in additional capital to fund our operations through December 31, 2013 and there can be no assurance that we will be able to raise any or all of the capital required. These factors indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow or raise sufficient capital to conduct our operations. Our financial statements do not include any adjustments to the value of our assets or the classification of our liabilities that might result if we would be unable to continue as a going concern.

Our existing principal stockholders exercise control of our Company.

GB Investments, Inc. is the beneficial owner of approximately 66% of our issued and outstanding common stock. Mr. Urvan is a majority shareholder of GB Investments, Inc.

TVP Investments, LLC has established a line of credit of $500,000.  The receipt of funds from this line of credit is subject to the approval of Mr. Urvan. As of December 31, 2012, we have drawn $175,000 on our line of credit. The terms of the line of credit contains annualized interest of 10%, quarterly interest payments paid by the Company on outstanding balances and requires a maximum quarterly draw down on the line of $100,000 per quarter.   Mr. Urvan may have a conflict of interest should we determine to draw upon the line of credit. He will have to determine, whether it is in the best interest of TVP Investments, LLC to approve or decline the "loan” or as our control shareholder, if it is in our best interest to approve the loan.

In addition, Mr. Urvan is the majority shareholder of Pro Driver Development, Inc. a company to which we intend to lease our Race Truck Chassis.  Mr. Urvan may have a conflict of interest should we determine to continue to lease our Race Truck Chassis to Pro Driver Development Inc.  He will have to determine, as the control shareholder of Pro Driver Development, Inc. whether it is in the best interest of our Company to approve or decline providing a Race Truck for a specific event or, as our controlling shareholder, it is in our best interest to lease a Race Truck to Pro Driver Development, Inc..

Further, Mr. Urvan will be able to determine the election of directors and all other matters subject to stockholder votes. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company, even if this change in control would benefit stockholders.

We must enter into and maintain a good working relationship with NASCAR

To be successful, we must create and maintain a good working relationship with the sanctioning body of the racing events in which our lessees may compete, NASCAR. Without a good relationship with NASCAR, NASCAR may at its sole discretion disallow our Race Truck Chassis from competing in any or all of their sanctioned events for an indefinite period of time. We do not have any continuing contractual relationship with NASCAR.

Our Race Truck Chassis are subject to changes in technology and competitiveness.

Our Race Truck Chassis contain current technologies that may cease to be legal or competitive as the rules, and regulations of NASCAR may be modified and technologies are updated.  Additionally, motorsports governing bodies are expected to regularly hold discussions with the manufacturers and competitors regarding implementing updated models and technologies that may have an adverse effect on our Company.  To the extent that NASCAR may change its rules and regulations so that our Race Truck Chassis do not comply with the changed rules or regulations, our business will be adversely affected.

We face competition from better capitalized competitors.

Competition in the Race Truck chassis rental business is intense, and is defined by equipment availability, reliability, service and price. We believe that our lease pricing is competitive with other lease offerings. However, our competitors, which include other motorsport race teams who have excess Race Truck Chassis available for rent, may seek to compete aggressively on the basis of pricing or availability. To the extent that we choose to match our competitors’ downward pricing, it could have a material adverse impact on our results of operations. To the extent that we choose not to match or remain within a reasonable competitive distance from our competitors’ pricing, it could also have an adverse impact on our results of operations, as we may lose rentals to lower priced competitors.  There can be no assurance that we will be able to create or maintain a competitive position.

The success of our operations may be dependent upon the success of our lessees in racing events.

Our ability to fully implement our business plan and the success of our operations will be to a great extent, dependent upon the success of our lessees.  If our lessees fail to qualify for races or finish poorly in races on a regular basis, the success of our operations will be adversely impacted. Generally, racing teams that fail to qualify cannot generate any purse revenue and may experience a reduction in fan interest and/or sponsorship appeal. We believe that if our lessees win, or finish within the top 10 finishing places in a race, our ability to attract additional lessees will be enhanced.  There can be no assurance that our lessees will win or finish within the first 10 finishers in any race.

We may incur liability for personal injuries.

Racing events can be dangerous to participants and to spectators. We maintain insurance policies that provide coverage within limits that in our judgment are sufficient to protect us from material financial loss due to liability for personal injuries sustained by, or death of, our personnel or spectators in the ordinary course of our business. Our insurance may not be adequate or available at all times and in all circumstances. In the event that damages for injuries sustained by our participants or spectators exceed our liability coverage or the insurance company denies coverage, our financial condition, results of operations and cash flows could be adversely affected to the extent claims and associated expenses exceed insurance recoveries.

We do not have total loss insurance for the racecars we lease or own.

Due to the high cost of property damage insurance, we have chosen not to carry total loss insurance for our Race Truck Chassis.  In the event of a loss occurrence, we may lose or be liable for as much as the total value of the Race Truck which is damaged.  The loss could be as much as $125,000, which would be a material loss to us and could cause us to cease operations.  While we are indemnified by our lessees for any property damage that may occur while the rented Race Truck is in the possession of lessees, there can be no assurance that the lessees have the financial capability to reimburse us for the damage occurring during their rental period. To the extent we are not reimbursed for such damage, our business would be adversely affected.

We will need additional financing, which may not be available.

Our future success will depend on our ability to raise additional funds and our ability rent our Race Truck Chassis on a regular basis. No commitments to provide additional funds have been made by management and no agreements with lessees have been entered into other than a Line of Credit Agreement with TVP Investments, LLC.  Funds available for use under the Line of Credit are solely within the discretion of TVP. Our ability to arrange additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on satisfactory terms. If additional financing is raised by the issuance of our shares, control of the Company may change and stockholders may suffer additional dilution. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of opportunities, or otherwise respond to competitive pressures and remain in business.

We are dependent on our key personnel.

Our management is currently controlled and operated by our President and Secretary Treasurer Susan Lokey. Ms Lokey is the sister of Mr. Urvan, our controlling shareholder. Our success will depend in large part upon the continued services of Ms Lokey. Ms. Lokey presently devotes approximately 15% of her time to our business. The death or loss of the services of Ms Lokey could have a material adverse effect on our business, financial condition and results of operations. We do not have "key man" life insurance on these individuals.  In the event of the loss of any key personnel, there can be no assurance that we will be able to find competent replacements in a timely manner.  Additionally, we are also dependant on the good will and good standing relationship with Mr. Urvan.

As of March 4, 2013, Jason White was no longer employed by the Company as CEO because of other time commitments of Mr. White. The Company is currently searching for a person to supervise marketing and sales activities.

Mr. Urvan owns a majority interest in  GB Investments, Inc., which owns approximately sixty six percent (66%) of our outstanding common stock   Mr. Urvan is also the majority owner Pro-Driver Development, Inc., a Nevada corporation to which we have and intend to lease our vehicles .

Mr. Urvan is also the majority shareholder of TVP Investments, LLC. a limited liability company ("TVP").  In March of 2011, the Company established a $500,000 unsecured line of credit with TVP Investments, LLC, Mr. Urvan's decisions regarding our business can have a profound effect on our operations.  Any impairment of the good will of Mr. Urvan will have a material adverse affect upon our ability to continue our operations.

Our business revenue generation model is unproven and could fail.

Our revenue model is new and evolving, and we cannot be certain that it will be successful. Our ability to generate revenue depends, among other things, on our ability to achieve success with our management team’s limited time devoted to our business in the motorsports industry. The potential profitability of this business model is unproven for companies of our size. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth or achieve or sustain profitability. If our business model is not successful we could be forced to curtail our operations.

The current downturn in the economy and decrease in consumer spending could reduce sanctioning fees received by our primary series.

Our Company’s revenue is indirectly contingent upon the viability of our sanctioning body NASCAR.  NASCAR receives a portion of its revenue from sanctioning fees paid by track owners.  Due, to the current economic recession, track owners have sustained significant losses from reduced spectator spending as a result of a decrease in consumer discretionary spending.  The NASCAR Camping World Truck Series might be forced to delete certain markets from its schedule, thereby reducing the potential for us to rent our Race Truck Chassis and reducing our potential to attract lessees.

The current recession and the downturn of the international auto industry could negatively affect the motorsports industry.

The current financial challenges, congressional hearings and cost restructuring facing the global auto industry have reduced the demand for the motorsports industry’s products and services.  Manufactures have elected to cease participation in various racing events, as well as decreasing the manufacture of certain models of trucks which are represented in the NASCAR Camping World Truck Series racing events our lessees may participates in. Manufacturers have also reduced marketing budgets and funds for these events significantly. To the extent the global recession continues to affect the automobile and truck industries, our business will be affected negatively.

The downturn in the current global economy could have a material impact on the results of our operations.

The current downturn in the economy has resulted in the decrease of marketing and promotional dollars from small and large companies and auto manufacturers.  This decrease has resulted in reduced spending directly related to the motorsports industry and correlates to a decrease in our rental opportunities.

We will incur additional costs for being a small, public reporting company.

We will be a fully reporting and publicly traded company. There will be additional non-operating costs associated with being a public company of approximately $20,000 per year.  Additionally, we have a management team that is inexperienced in managing publicly traded companies.

RISKS ASSOCIATED WITH OUR COMMON STOCK

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

Even though our common shares are currently listed on the Over the Counter Bulletin Board in the United States under the symbol "SSTL" since February 5, 2013, there have been very little sales or purchases of our common shares reported. Failure to develop or maintain a liquid trading market could negatively affect our common share's value and make it difficult or impossible for you to sell your shares. Even if a liquid market for common shares does develop, the market price may be highly volatile. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common shares.

However, we cannot provide our investors with any assurance that our common stock will be actively traded on the OTC Bulletin Board or, if traded, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock.

Because we do not intend to pay any dividends on our common shares, investors seeking dividend income or liquidity should not purchase shares in this offering.

We do not currently anticipate declaring and paying dividends to our shareholders in the near future. It is our current intention to apply net earnings, if any, in the foreseeable future to increasing our working capital. Prospective investors seeking or needing dividend income or liquidity should, therefore, not purchase our common stock. There can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our shares, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, who currently do not intend to pay any dividends on our common shares for the foreseeable future.

Sales of a substantial number of shares of our common stock into the public market by the selling stockholders may result in significant downward pressure on the price of our common stock and may affect the ability of our stockholders to realize any trading price of our common stock when and if a trading market develops for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock, when and if such market develops. When this registration statement is declared effective, the selling stockholders may be reselling up to 11% of the issued and outstanding shares of our common stock. As a result of such registration statement, a substantial number of our shares of common stock which have been issued may be available for immediate resale when and if a market develops for our common stock, which could have an adverse effect on the price of our common stock. As a result of any such decreases in price of our common stock, purchasers who acquire shares from the selling stockholders may lose some or all of their investment.

Any significant downward pressure on the price of our common stock as the selling stockholders sell the shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

ITEM 2 - DESCRIPTION OF PROPERTIES

Our Race Truck Chassis and RV motor coach are maintained and managed from a facility in Mooresville, North Carolina. We occupy approximately 10,000 square feet of these premises pursuant to a month-to-month oral lease with an unaffiliated party and for which we pay $6,500 per month.

ITEM 3 - LEGAL PROCEEDINGS

We are not a party to any material legal proceedings. We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings

PART II

ITEM 5 MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock qualified for quotation on the OTCBB on February 5, 2013, under the symbol “SSTL”. No trades of our common stock occurred through the facilities of the OTCBB until February 8, 2013. The following table sets forth the range of the high and low bid prices per share of our common stock for each quarter (or portion thereof) as reported on the OTCBB or OTCQB, as applicable, beginning on February 8, 2013. These quotations represent interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions. There currently is no liquid trading market for our common stock.

There can be no assurance that a significant active trading market in our common stock will develop, or if such a market develops, that it will be sustained.

	High	Low
First Quarter (February 5, 2013 through March 31, 2013*	$.25	$.25

March 31, 2013*	$.25	$.25

* Represents quoted prices but not actual trades.

As soon as practicable, and assuming we satisfy all necessary initial listing requirements, we intend to apply to have our common stock listed for trading on a national securities exchange, although we cannot be certain that our application will be approved.

Recent Sales of Unregistered Securities.

None

Re-Purchase of Equity Securities.

None

Dividends.

None

Equity Compensation Plan Information.

We do not have an Equity Compensation Plan

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2012 and 2011 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this annual report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

In addition to historical information, this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in Item 1A. above and the risk factors set forth in this Annual Report. Generally, the words “anticipate”, “expect”, “intend”, “believe” and similar expressions identify forward-looking statements. The forward-looking statements made in this Annual Report are made as of the filing date of this Annual Report with the SEC, and future events or circumstances could cause results that differ significantly from the forward-looking statements included here. Accordingly, we caution readers not to place undue reliance on these statements. We expressly disclaim any obligation to update or alter our forward-looking statements, whether, as a result of new information, future events or otherwise after the date of this document.

Plan of Operation

Overview

We are a developmental stage motorsports equipment leasing company that offers to lease custom built racing vehicles for use in the National Association for Stock Car Auto Racing ("NASCAR") "Camping World Series" truck racing vehicles. Each vehicle consists of a chassis and a truck body, with no engine or transmission, (the vehicles are referred to in the motorsports industry as "Race Truck Chassis "). The vehicles are offered for lease to potential clients that compete exclusively in the NASCAR Camping World Truck Series (“NCWTS”) of sanctioned NASCAR oval track racing events at intermediate and superspeedway tracks.  We offer to lease our vehicles to qualified companies and individuals for their use in racing competitions in the United States.

We acquire and modify our racecars to provide competitive racing equipment to companies and teams desiring to use our racecars to market their product or service by having our leased racing vehicles carry their corporate brand(s). We have conducted limited operations to date.

Trends & Outlook

Revenue--Our revenue is derived primarily from leasing NASCAR sanctioned race trucks to customers competing in the NASCAR Camping World Truck series. Additionally, we may receive additional revenue from customers and teams who lease of race prepared equipment for the purposes of testing and practice at both NASCAR approved and non-approved race tracks in North America.

Long-term, we cannot predict the growth or decline of our revenues. If certain standards set by potential chassis manufacturers are not met, our potential revenue would decrease. Such a decline in standards would be recognized through a decrease in the overall finishing positions of customers leasing our equipment for competition. Our success criteria includes but is not limited to on track customer success, race event attendance and television viewers with overall media coverage. We believe our equipment currently satisfies these standards for satisfactory overall finishes in conjunction with proven drivers. In the event the company fails to satisfy these standards, certain potential customers would not establish a business relationship with us.

Additionally, our success may be dependent on the economy and the international auto industry. A continued low growth rate of the economy could require companies to reduce their marketing and promotion budgets which would reduce potential spend for this sport. Also, the decrease in demand for the global auto industry’s products and services could reduce the amount and types of high level racing available to spectators.

Operating Expenses-

Our Operating expenses are currently attributed to the regular operations of the Company. These expenses include, but are not limited to, materials and parts, technical consulting, transportation, marketing, air and ground travel and administrative costs. These costs can vary depending on commodities such as fuel, the distance traveled, costs of advertising or changes in technical and engineering consulting fees.

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known.

Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Use of Estimates

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated the expected economic life and value of our licensed technology, our net operating loss for tax purposes and our stock, option and warrant expenses related to compensation to employees and directors, consultants and investment banks. Actual results could differ from those estimates.

Cash and Equivalents--We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses in such account.

Revenue Recognition--Our revenues, to date, has been derived from advertising, sponsors and from race purses. Revenue is recognized on an accrual basis as earned under contract terms.

Intangible and Long-Lived Assets--We follow SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the period ended December 31, 2010 no impairment losses were recognized.

Stock Based Compensation--We recognize expenses for stock-based compensation arrangements in accordance with provisions of Accounting Standards Codification 714. Accordingly, compensation cost is recognized for the excess of the estimated fair value of the stock at the grant date over the exercise price, if any. For equity instruments issued to non-employees, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed.

Year Ended December 31, 2012 as compared to the Year Ended December 31, 2011

Revenues

Total revenues were $60,000 for the year ended December 31, 2012, representing an increase of $45,000 or 300% compared to $15,000 for the year ended December 31, 2011. The increase in revenue is as a result of an overall increase in the number of related party customers interested in leasing our competition racecars. This is a result of an overall improvement on the domestic economy and more teams and sponsors interested in utilizing NASCAR racing for branding and marketing spends. The company did not receive any revenue related to testing during the year. .

Cost of Revenues

There were no costs of revenues in either the twelve months ending December 31, 2012 or the twelve months ending December 31, 2011.

Operating Expenses

Operating expenses for the year ended December 31, 2012 were $198,779 or 330% of revenue as compared to $343,372 or 2200% of revenue for the same period in 2011. Expenses in 2012 included $113,779 for general & administrative and $85,000 for amortization and depreciation. The decrease in expenses in 2012 is directly attributable to a decrease in general and administrative costs, and an increase in amortization and depreciation expenses.

Expenses included in 2012 were: $5,300 for contract labor, $925 for dues and subscriptions, $1,438 for insurance, $45,000 for professional fees including legal and accounting and transfer agents, $40,000 in consulting fees, $4,200 for rent expense, $19,076 for repairs and maintenance, and $692 for utilities.

Depreciation and Amortization

Depreciation and amortization are included in operating expenses and for the twelve months ended December 31, 2012 were $85,000, or 141% of revenue, as compared to $75,139, or 500% of revenue for the same period in 2011. The increase in change in depreciation and amortization expenses for 2012 is related to an increase in the amount of debt used by the company in its operations.

Interest Expense

Interest expense for the twelve months ended December 31, 2012 was $17,568, or 30% of revenue as compared to $3,657, or 24% of revenue for the same period in 2011. The increase in the interest expense for the year ended 2012 is due to the increase in the indebtedness of the Company.

Other Non-operating Income

The Company had no non-operating income in the twelve months ending December 31, 2012 and $19,077 for the corresponding period in 2011.

Net Loss

The net loss for the twelve months ended December 31, 2012 was ($156,347) or 260% of revenue as compared to a loss of ($312,952) or 480% of revenue for the same period in 2011. The decrease in the annual loss for 2012 is attributable to a decrease in start up costs related to legal and accounting and a decrease in general and administrative expenses.

Liquidity & Capital Resources

Cash

Our primary source of liquidity is cash provided by financing activities. Net cash used in operations for the year ended December 31, 2012 was $74,813 as compared to $111,703 for the same period in 2011. The decrease in the use of cash was due to the increase revenue and a decrease in general and administrative expenses for the company.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of ($156,347) and utilized cash in operating activities of $74,813 during the twelve months ended December 31, 2012. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Cash Flows for the Year Ended December 31, 2012

Operating activities for the twelve months ended December 31, 2012 used $74,813 in cash. The Company had accounts receivable for the year ended December 31, 2012 of $15,000 from a related party and $15,000 for the same period in 2011. The Company had no outside trade payables.

The company payables outstanding for the year ended December 31, 2012 of $3,302 compared to $1,179 for the same period ended December 31, 2011. The company had accrued interest payable of $5,342 for the year ended December 31, 2012 compared to $931 for the year ending 2011. The increase accrued interest payable was due to an increase in current liabilities of the Company.

The Company raised $75,000 in cash from financing activities net of repayments of debt.

Stockholder Matters

Total stockholder’s deficit was $(33,549) on December 31, 2012, or $(0.002) per share outstanding and was $122,798 or $0.008 per share outstanding on December 31, 2011.

Management expects to raise $125,000 in capital through the issuance of debt and equity and believes it will be able to raise sufficient capital over the next twelve months to finance operations. However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

For the next fiscal year, management estimates that the cost of operating the business will continue to require additional capital of up to One Hundred Twenty Five Thousand dollars ($125,000) consisting of: $5,000 for primary support personnel and drivers registration and licenses required for entry in select sanctioned racing events; $10,000 for travel and lodging consisting of ground and air travel expenses, rental cars fees, local bus transportation and hotel expenses; $3,000 for marketing and promotion; $20,000 for legal and accounting; $10,000 for engineers and consultants; $25,000 for replacement parts, $15,000 for fuels, lubricants and tires; $7,000 for event day racecar tractor and transporter rental; $15,000 for debt service of all Company notes payable; and $15,000 in miscellaneous expenses consisting of specialty vinyl and lettering services and apparel for competition vehicles; crew members and drivers expenses; fees for utilization of tracks for testing; non- race day fuel and tires; potential marketing costs for sponsors admission fees credentials, and hosting costs.

The Company has no outstanding lease payments due for the lease of race cars at this time.

The Company intends to hold discussions with existing shareholders, new prospective shareholders and various lenders in pursuing the capital we need for the upcoming twelve months of operations. Additionally, the Company may elect to draw down additional proceeds from its line of credit with TVP Investments, LLC. There can be no assurance that we will be able to raise any additional equity or debt capital.

Mr. Urvan, our majority shareholder is also majority shareholder of TVP Investments, LLC. a limited liability company ("TVP"). In March of 2011, the Company established a $500,000 unsecured line of credit with TVP Investments, LLC (the "Line of Credit").   The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances; quarterly interest payments on outstanding balances are due at the end of each quarter respectively. The availability of funds for draw down from this line of credit is subject to the approval of Mr.Urvan.

As of December 31, 2012, we have drawn $175,000 on our line of credit.

The Company’s capital requirements consist of general working capital needs, scheduled principal and interest payments on debt when required, obligations, and capital expenditures. The Company’s capital resources consist primarily of cash generated from proceeds through the issuances of common stock. At December 31, 2012, the company had cash and accounts receivables of approximately $20,234.

Critical Accounting Policies

Basis of presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Without further funding, we anticipate running out of cash after April 15th, 2013, and accordingly our current cash balances will not be sufficient to fund our operating expenses after April 15th, 2013. We have received only $75,000 in revenues since our inception and have incurred a net loss of $469,299 and net cash used in operations of $186,516.

Unless we begin generating more revenues in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability. We expect to continue to incur losses for the foreseeable future. In order to achieve profitable operations we need to generate significant revenues from leasing fees. We cannot be certain that our business strategies will be successful or that will we generate significant revenues and become profitable. Additionally, we will need to obtain additional public or private equity financings or debt financings in order to continue operations.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition

Upon the generation of revenue, the Company shall follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. Subscription revenues shall be recognized over the period benefited. Deferred revenues shall be recorded when cash has been collected, however the related service has not yet been provided.

Income taxes

The Company uses the liability method of accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance can be provided for a net deferred tax asset, due to uncertainty of realization.

Net loss per common share

Net loss per common share is computed pursuant to ASC No. 260 "Earnings per Share." Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2012.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification to help achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU may affect the Company's fair value disclosures, but will not affect the Company's results of operations, financial condition or liquidity.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"). ASU 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 to now require (1) a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements, and (3) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Since the requirements of ASU 2010-06 only relate to disclosure, the adoption of this guidance did not have an effect on our financial position or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Experienced and Dedicated Personnel

We intend to maintain a highly competitive team of experienced and technically proficient employees and motivate them through a positive work environment and stock ownership. We believe that employee ownership, which may be encouraged through a stock option plan, is essential for attracting, retaining and motivating qualified personnel. While we have not yet adopted a stock option plan, we intend to do so in the near future.

Financing Needs

Including the net proceeds from the private placement stock offering, the Company may only have sufficient funds to conduct its operations through April 15, 2013. We have received $75,000 in revenues in from inception through December 31, 2012. It is anticipated that the Company will generate additional revenue in 2013; however, there can be no assurance that if in fact the Company does generate increased revenue in 2013, that such revenues would be sufficient to sustain or grow the operations.  It is therefore anticipated that the Company will need additional capital in order to continue operations.

The Company presently does not have any available credit, bank financing or other external sources of liquidity, other than the net proceeds from the private placement offering and line of credit.   Due to its brief history and historical operating losses, the Company's operations have not been a source of liquidity. The Company will need to obtain additional capital in order to continue operations. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that additional financing will be available in amounts or on terms acceptable to the Company, if at all.

The Company cannot guarantee that it will be able to obtain additional capital. The Company will seek capital from the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The recent downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if the Company is able to raise the funds required, it is possible that it could incur unexpected costs and expenses, or experience unexpected cash requirements. Further, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of the Company's common stock. If additional financing is not available or is not available on acceptable terms, the Company will have to curtail or may even cease its operations.

Recent Financings

During the period November 10, 2010 (Inception) through December 31, 2012, the Company raised $36,750 in private financing from accredited investors. These funds were utilized for the daily operating activities of the company. The investors purchased shares from the Company at $.02 per share.  We considered the following factors in determining to sell our shares at $.02 per share:

o	Our status as a new and "development stage" business.

o	The industry in which we intend to conduct our business and the uncertainty of our business model

o	The financial condition of our Company,

o	The risks involved in investing in our Company.

o	The lack of liquidity in owning our common shares.

 In addition, as of March 31, 2013 we borrowed a total of $175,000 from TVP Investments, LLC pursuant to an unsecured demand promissory note. The note bears interest at 10% per annum.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are submitted in a separate section of this report, beginning on F-1, and are incorporated herein and made a part hereof.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any disagreements with our accountants.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our Chief Executive Officer as of the end of the period covered by this report, our Chief Executive Officer, concluded that our disclosure controls and procedures have not been effective as a result of a weakness in the design of internal control over financial reporting identified below.

As used herein, “disclosure controls and procedures” mean controls and other procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2012.

We identified material weaknesses in our internal control over financial reporting primarily attributable to (i) lack of segregation of incompatible duties; and (ii) insufficient Board of Directors representation. These weaknesses are due to our inadequate staffing during the period covered by this report and our lack of working capital to hire additional staff.  Management has retained an outside, independent financial consultant to record and review all financial data, as well as prepare our financial reports, in order to mitigate this weakness. Although management will periodically re-evaluate this situation, at this point it considers that the risk associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified.  We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officer

Name	Age	Position
Susan T. Lokey	44	Chief Executive Officer, Chief Financial Officer. Secretary and Director

Susan T. Lokey – From 2006 until the date of this prospectus, Ms. .Lokey has served as Chief Financial Officer of TVP Investments, LLC where she manages the financial and human resources components of the business.  She joined TVP Investments, LLC in 2002 and served in various capacities until 2006, when she became CFO.  She was chosen as a director because she has over eighteen years experience in accounting, financial reporting and auditing as well as her experience as an executive manager of human resources .Prior to joining TVP Investments, LLC, Susan was Manager of the Sales Audit and Sales Accounting department at The Home Depot corporate offices.  In this capacity, she had a staff of 120 accountants and auditors that provided daily key retail sales statistics to the President and Chief Financial Officer of the company.  Other positions include Treasury Specialist at Fosterlane Management Corporation managing the organization’s domestic and international assets and investment strategies and Financial Officer at Bartow County Bank.  Susan received her Bachelors of Business Administration from Kennesaw State University in 1992 and is a Certified Public Accountant.  She is licensed to practice in the State of Georgia.  Ms. Lokey spends 15% of her time managing the affairs of our Company.

Management Compensation

There are no written employment agreements with management. Management compensation will be determined by the board of directors based upon revenues and profits, if any, of the Company.

Executive Compensation

Our current officers receive no cash compensation. On November 1, 2011, our former President and the Secretary were issued 400,000 and 100,000 shares respectively, of our common stock as a bonus. There are no current employment agreements between the Company and its executive officer or understandings regarding future compensation.

The directors and principal officers have agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide proper salaries. The officers and directors have the responsibility to determine the timing of remuneration for key personnel.

The Company does not intend to pay employee directors a separate fee for their services.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)	All Other Compensation ($)

Jason White, former President Chief Executive Officer	2010	0	0		0	0
	2011	0	$8,000	(1)	0	0

Susan Lokey, President and Chief Executive Officer, Secretary & Treasurer	2010	0	0		0	0
	2011	0	$2,000	(2)	0	0

(1) Our former CEO was issued 400,000 shares of common stock at a value of $.02 per share

(2) Ms. Lokey was issued 100,000 shares of common stock at a value of $.02 per share.

Director Independence

Our board of directors is currently composed of one member, who does not qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market.  The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us.  In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules.  Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the issued and outstanding shares of our common stock as of March 31, 2013 by the following persons:

1.	Each person who is known to be the beneficial owner five percent (5%) or more of our issued and outstanding shares of common stock;
2.	Each of our Directors and executive Officers; and
3.	All of our Directors and Officers as a group

Name	No. of Shares Owned		% of Stock Outstanding

Susan Lokey	100,000		.06%
GB Investments, Inc.(1)	10,766,667		66%
Jeffrey P. Bash	825,000		5.1%
Charles P. Arnold	825,000		5.1%
Cassin Farlow, LLC	825,000	(2)	5.1%

Directors & Officers as a Group
Total	100,000		.06%

(1) Steve Urvan has full investment authority for these shares.

(2) Includes 25,000 shares beneficially owned by Augustus B O'Connell who has investment authority over Cassin Farlow, LLC.

**

Long Term Incentive Awards

Option Grants in Last Fiscal Year

We did not award options to our executive officers in 2012 under any incentive plans.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

There were no option exercises by our executive officers in 2012.

Employment Contract and Termination of Employment Agreements

We have no employment agreements with any officers or employees.

Limitations on liability and indemnification of officers and directors

Our certificate of incorporation includes a provision that eliminates the personal liability of our directors for monetary damages for breach of fiduciary duty as a director, to the fullest extent permitted by Nevada Revised Statutes. Our certificate of incorporation also provides that we must indemnify our directors and officers to the fullest extent permitted by Nevada law and advance expenses to our directors and officers in connection with a legal proceeding to the fullest extent permitted by Nevada law, subject to certain exceptions. We are in the process of obtaining directors’ and officers’ insurance for our directors, officers and some employees for specified liabilities.

The limitation of liability and indemnification provisions in our certificate of incorporation may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duty. They may also have the effect of reducing the likelihood of derivative litigation against directors and officers, even though an action of this kind, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. However, we believe that these indemnification provisions are necessary to attract and retain qualified directors and officers.

SEC Policy on Indemnification

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Long Term Incentive Plans

There are no long term incentive plans.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE

Our majority shareholder is GB Investments, Inc.  Mr. Steven Urvan is the majority shareholder of GB Investments, Inc. Mr. Urvan is also the managing member of TVP Investments, LLC.   In February 2011 the Company issued 9,666,667 shares of common stock to GB Investments, Inc. for assets valued at cost of $290,000.

On May 31, 2011, TVP Investments, LLC loaned $25,000 to us and we executed an unsecured promissory note, bearing interest at 10% per annum, which requires quarterly payment of accrued interest. The note was renewed on May 31, 2012.

TVP Investments, LLC has established a line of credit with the Company of $500,000.  The receipt of funds from this line of credit is subject to the approval of Mr. Urvan.  To date, $175,000 has been drawn on the line of credit. The terms of the line of credit contains annualized interest of 10%, with quarterly interest payments paid by the Company on outstanding balances.   Mr. Urvan may have a conflict of interest should we determine to draw upon the line of credit. He will have to determine, whether it is in the best interest of TVP Investments, LLC to approve or decline the "loan" or, as our control shareholder, if it is in our best interest to approve the loan.

Conflicts of Interest

Each officer and director is, so long as she or he is an officer or director, subject to the restriction that all opportunities contemplated by our plan of operation that come to his attention, either in the performance of his duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that he is affiliated with on an equal basis.  A breach of this requirement will be a breach of the fiduciary duties of the officer or director.  If we or the companies to which the officer or director is affiliated each desire to take advantage of an opportunity, then the applicable officer or director would abstain from negotiating and voting upon the opportunity.  However, the officer or director may still take advantage of opportunities if we should decline to do so.  Except as set forth above, we have not adopted any other conflict of interest policy in connection with these types of transactions.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our current principal independent auditor is Ronald R. Chadwick P.C., ("Chadwick") whom we engaged on March 1, 2011. The following are the services provided and the amounts billed.

Audit Fees

The aggregate fees billed by Ronald R. Chadwick P.C.for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2012, was $ 6,050. The aggregate fees billed by Ronald R. Chadwick P.C.for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2012, was $6,050.

Audited-Related Fees

For the year ended December 31, 2012, fees billed by Ronald R. Chadwick P.C for services reasonably related to the performance of the audit or review of the financial statements totaled $4,500 in addition to those fees disclosed above under “Audit Fees”.

For the year ended December 31, 2011, fees billed by Ronald R. Chadwick P.C for services reasonably related to the performance of the audit or review of the financial statements totaled $4,500 in addition to those fees disclosed above under “Audit Fees”.

Tax Fees

For the year ended December 31, 2012, the Company incurred no fees from Ronald R. Chadwick P.C for services for tax compliance, tax advice and tax planning work.

For the year ended December 31, 2012, the Company incurred no fees from Ronald R. Chadwick P.C for services for tax compliance, tax advice and tax planning work.

All Other Fees

For the year ended December 31, 2012 and December 31, 2011, there were no other fees billed by Ronald R. Chadwick P.C for products and services outside of those fees disclosed above under “Audit Fees”, “Audit-Related Fees” and “Tax Fees”.

ITEM 15   EXHIBITS

1) Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8 of this Report:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets at December 31, 2012 and 2011

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

Exhibit #	Description
3(i).1	Articles of Incorporation of SSTL, Inc., as amended *
3(ii).1	Corporate Bylaws for SSTL, Inc. *
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer

(*Previously filed with Form S-1)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SSTL, Inc.
(Registrant)

Date: April 3, 2013	By:	/s/ Susan Lokey
Susan Lokey
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Susan Lokey	Chief Executive Officer, Chief Financial Officer and Treasurer,	April 3, 2013
(Principal Executive Officer and Principal Financial Officer)

/s/Susan Lokey	Secretary and Treasurer	April 3, 2013

SSTL, Inc.

(A Development Stage Company)

FINANCIAL STATEMENTS

For The Years Ended

December 31, 2011 and 2012

SSTL, Inc.

(A Development Stage Company)

Financial Statements

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado 80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

SSTL, Inc.

Mooresville, North Carolina

I have audited the accompanying balance sheets of SSTL, Inc. as of December 31, 2011 and 2012, and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from November 10, 2010 (Inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SSTL, Inc. as of December 31, 2011 and 2012, and the results of its operations and its cash flows for the years then ended, and for the period from November 10, 2010 (Inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered a loss from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	Ronald R. Chadwick, P.C.
March 22, 2013	RONALD R. CHADWICK, P.C.

F-1

SSTL, Inc.

(A Development Stage Company)

BALANCE SHEETS

	Dec. 31, 2011	Dec. 31, 2012

ASSETS

Current assets
Cash	$5,047	$5,234
Accounts receivable - related party	15,000	15,000
Total current assets	20,047	20,234

Fixed assets - net	239,861	154,861

Total Assets	$259,908	$175,095

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,179	$3,302
Related party payable	35,000	25,000
Accrued interest payable	931	5,342
Note payable - current	100,000	175,000
Total current liabilties	137,110	208,644

Total Liabilities	$137,110	$208,644

Stockholders' Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 16,254,167 shares issued and outstanding	16,254	16,254
Additional paid in capital	419,496	419,496
Deficit accumulated during the development stage	(312,952)	(469,299)

Total Stockholders' Equity	122,798	(33,549)

Total Liabilities and Stockholders' Equity	$259,908	$175,095

The accompanying notes are an integral part of the financial statements.

F-2

SSTL, Inc.

(A Development Stage Company)

STATEMENT OF OPERATIONS

			Period From
			Nov. 10, 2010
			(Inception)
	Year Ended	Year Ended	To
	Dec. 31, 2011	Dec. 31, 2012	Dec. 31, 2012

Revenues - related party	$15,000	$60,000	$75,000

Operating expenses:
Amortization & depreciation	75,139	85,000	160,139
General and administrative	268,233	113,779	382,012
	343,372	198,779	542,151

Gain (loss) from operations	(328,372)	(138,779)	(467,151)

Other income (expense):
Insurance income	19,077	-	19,077
Interest expense	(3,657)	(17,568)	(21,225)
	15,420	(17,568)	(2,148)
Income (loss) before provision for income taxes	(312,952)	(156,347)	(469,299)

Provision for income tax	-	-	-

Net income (loss)	$(312,952)	$(156,347)	$(469,299)

Net income (loss) per share
(Basic and fully diluted)	$(0.03)	$(0.01)

Weighted average number of common shares outstanding	9,874,479	16,254,167

The accompanying notes are an integral part of the financial statements.

F-3

SSTL, Inc.

(Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
	Common Stock			During The	Stock-
		Amount	Additional	Development	holders'
	Shares	($.001 Par)	Paid in Capital	Stage	Equity

Balances at November 10, 2010	-	$-	$-	$-	$-

Net income (loss) for the period				-	-

Balances at December 31, 2010	-	$-	$-	$-	$-

Shares issued for assets	9,666,667	9,667	280,333	-	290,000

Capital contributions - related party	-	-	5,000	-	5,000

Shares issued for cash	1,887,500	1,887	34,863	-	36,750

Shares issued for services	4,700,000	4,700	99,300	-	104,000

Net income (loss) for the year				(312,952)	(312,952)

Balances at December 31, 2011	16,254,167	$16,254	$419,496	$(312,952)	$122,798

Net income (loss) for the year				(156,347)	(156,347)

Balances at December 31, 2012	16,254,167	$16,254	$419,496	$(469,299)	$(33,549)

The accompanying notes are an integral part of the financial statements.

F-4

SSTL, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Period From
			Nov. 10, 2010
			(Inception)
	Year Ended	Year Ended	To
	Dec. 31, 2011	Dec. 31, 2012	Dec. 31, 2012

Cash Flows From Operating Activities:
Net income (loss)	$(312,952)	$(156,347)	$(469,299)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization & depreciation	75,139	85,000	160,139
Accounts receivable	(15,000)	-	(15,000)
Compensatory stock issuances	104,000	-	104,000
Accrued payables	37,110	(3,466)	$33,644
Net cash provided by (used for)
operating activities	(111,703)	(74,813)	(186,516)

Cash Flows From Investing Activities:
Fixed assets	(25,000)	-	(25,000)
Net cash provided by (used for) investing activities	(25,000)	-	(25,000)

(Continued on Following Page)

The accompanying notes are an integral part of the financial statements.

F-5

SSTL, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

			Period From
			Nov. 10, 2010
			(Inception)
	Year Ended	Year Ended	To
	Dec. 31, 2011	Dec. 31, 2012	Dec. 31, 2012

Cash Flows From Financing Activities:
Note payable - borrowings	150,000	75,000	225,000
Note payable - payments	(50,000)	-	(50,000)
Issuance of stock for cash	36,750	-	36,750
Paid in capital	5,000	-	5,000
Net cash provided by (used for) financing activities	141,750	75,000	216,750

Net Increase (Decrease) In Cash	5,047	187	5,234

Cash At The Beginning Of The Period	-	5,047	-

Cash At The End Of The Period	$5,047	$5,234	$5,234

Schedule Of Non-Cash Investing And Financing Activities

Common stock issued for assets	$290,000	$-

Supplemental Disclosure:

Cash paid for interest	$2,726	$13,157
Cash paid for income taxes	$-	$-

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2012 the Company had no balance in allowance for doubtful accounts.

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

Advertising costs

Advertising costs are expensed as incurred. The Company recorded advertising costs for 2011 and 2012 of $1,314 and $0.

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

Products and services, geographic areas and major customers

The Company currently earns revenue from leasing its racing vehicles on a month to month basis. All Company revenues in 2011 and 2012 were from one customer, a company related by common control.

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

NOTE 2. RELATED PARTY TRANSACTIONS

At end 2011 and 2012 the Company owed an officer $35,000 and $25,000 for working capital advances on a verbal, noninterest bearing, due on demand basis. In 2011 a major shareholder was issued 9,666,667 common shares for fixed assets valued at $290,000, 1,000,000 shares for consulting services provided to the Company valued at $30,000, and purchased 100,000 shares for $1,000 cash. Other founders were issued 3,700,000 common shares for services valued at $74,000. All Company revenues in 2011 and 2012 of $15,000 and $60,000 were derived from month to month equipment lease fees from a company controlled by a major shareholder. The Company rents racing storage and shop space from a Company under common control on a verbal, as agreed, month to month basis. Rent expense under the arrangement in 2011 and 2012 was $28,700 and $4,200.

F-9

SSTL, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 3. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	Dec. 31,	Dec. 31,
	2011	2012
Racing vehicles and equipment	$165,000	$165,000
Transport vehicles	150,000	150,000
	315,000	315,000
Less accumulated depreciation	(75,139)	(160,139)
Total	$239,861	$154,861

Depreciation expense for 2011 and 2012 was $75,139 and $85,000.

NOTE 4. NOTES PAYABLE

The Company at December 31, 2011 and 2012 had notes payable to a related party company under common control for $100,000 and $175,000, unsecured, bearing interest at 10% per annum, with $100,000 currently due and $75,000 due in January 2013. Interest expense for 2011 and 2012 was $3,657 and $17,568 with accrued interest payable at December 31, 2011 and 2012 of $931 and $5,342.

NOTE 5. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2011 and 2012 the Company had net operating loss carryforwards of approximately $313,000 and $469,000 which begin to expire in 2031. The deferred tax asset of $63,000 and $94,000 created by the net operating loss has been offset by a 100% valuation allowance. The change in the valuation allowance for the years ended December 31, 2011 and 2012 was $63,000 and $31,000.

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