Form 10-Q
period 2013-03-31
SSTL, Inc.
filed 2013-05-16
CIK 1534298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number 333-177792

SSTL, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-4168979
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Susan Lokey, Chief Executive Officer

165 Pitt Road

Mooresville, NC 28115

(Address of principal executive offices)

(404).918.3780

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

There were 16,254,167 shares of the registrant’s common stock, $0.001 par value per share, outstanding on May 14, 2013.

Indicate by check mark whether the Registrant is a large accelerated filer, an accredited filer, a non-accredited filer, (or a  smaller reporting company in Rule 12b-2 of the Exchange Act.(check one)

Large Accredited filer ☐	Accelerated filer ☐

Non-accredited filer ☐	Smaller reporting company ☒

SSTL, Inc

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SSTL, INC.

FINANCIAL STATEMENTS

(Unaudited)

Quarter Ended March 31, 2013

SSTL, Inc.

Financial Statements

(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Balance sheets	1
Statements of operation	2
Statements of cash flows	3
Notes to financial statements	4

SSTL, Inc.

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2013
	(Unaudited)	Dec. 31, 2012

ASSETS

Current assets
Cash	$45,970	$5,234
Accounts receivable	15,000	15,000
Total current assets	60,970	20,234

Fixed assets - net	114,166	154,861

Total Assets	$175,136	$175,095

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,404	$3,302
Related party payable payable	25,000	25,000
Accrued interest payable	10,155	5,342
Note payable - current	175,000	175,000
Total current liabilties	211,559	208,644

Total Liabilities	211,559	208,644

Stockholders' Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $.001 par value; 100,000,000 shares authorized; 16,254,167 shares issued and outstanding	16,254	16,254
Additional paid in capital	419,496	419,496
Deficit accumulated during the development stage	(472,173)	(469,299)

Total Stockholders' Equity	(36,423)	(33,549)

Total Liabilities and Stockholders' Equity	$175,136	$175,095

The accompanying notes are an integral part of the financial statements

SSTL, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

			Period From
			Nov. 10, 2010
			(Inception)
	For the Three Months Ending		To
	March 31, 2013	March 31, 2012	March 31, 2013

Revenues	$15,000	$–	$90,000

Operating expenses:
Amortization & depreciation	16,250	21,250	176,389
General and administrative	13,366	58,435	395,378
	29,616	79,685	571,767

Gain (loss) from operations	(14,616)	(79,685)	(481,767)

Other income (expense):
Insurance income	–	–	19,077
Gain on sale of equipment	16,555	–	16,555
Interest expense	(4,813)	(4,383)	(26,038)
	11,742	(4,383)	9,594
Income (loss) befor provision for income taxes	(2,874)	(84,068)	(472,173)

Provision for income tax	–	–	–

Net income (loss)	$(2,874)	$(84,068)	$(472,173)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	16,254,167	16,254,167

The accompanying notes are an integral part of the financial statements

SSTL, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Period From
			Nov. 10, 2010
	For the Three Months Ending		(Inception)
	Ended	Ended	To
	March 31, 2013	March 31, 2012	March 31, 2013

Cash Flows From Operating Activities:
Net income (loss)	$(2,874)	$(84,068)	$(472,173)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization & depreciation	16,250	21,250	176,389
Accounts receivable	–	15,000	(15,000)
Compensatory stock issuances	–	–	104,000
Gain on fixed asset sales	(16,555)	–	(16,555)
Accrued payables	2,915	(295)	$36,559
Net cash provided by (used for) operating activities	(264)	(48,113)	(186,780)

Cash Flows From Investing Activities:
Fixed assets - purchases	–	–	(25,000)
Fixed assets - sales	41,000	–	41,000
Net cash provided by (used for) investing activities	41,000	–	16,000

Cash Flows From Financing Activities:
Note payable - borrowings	–	75,000	225,000
Note payable - payments	–	(10,000)	(50,000)
Issuance of stock for cash	–	–	36,750
Paid in capital	–	–	5,000
Net cash provided by (used for) financing activities	–	65,000	216,750

Net Increase (Decrease) In Cash	40,736	16,887	45,970

Cash At The Beginning Of The Period	5,234	5,047	–

Cash At The End Of The Period	$45,970	$21,934	$45,970

Schedule Of Non-Cash Investing And Financing Activities

Common stock issued for assets	$–	$–

Supplemental Disclosure:

Cash paid for interest	$–	$4,383
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of the financial statements

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual result may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed under the “Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

Business of the Company

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

Marketing of our Race Truck Chassis was conducted by Jason White, our former CEO, through March 4, 2013 directly with potential lessees.  We are currently seeking to hire a marketing and sales person to provide the services formerly provided by Jason White. In addition, we intend to advertise the availability of our Race Truck Chassis in trade magazines and other trade periodicals.

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

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues

Total revenues for the three months ended March 31, 2013 were $15,000 compared to $0 for the same period ending March 31, 2012, representing an increase from the same period in 2012.  The increase in revenue for the quarter was due to an increase in racing truck leasing revenue for the quarter in the NASCAR Camping World Truck Series.

Cost of Revenues

There were no costs of revenues for the three months ended March 31, 2013 or the three months ended March 31, 2012.

Operating Expenses

Operating expenses for the three months ended March 31, 2013 were $29,616 compared to $79,685 for the same period ended March 31, 2012, a decrease of $50,069.  The decrease was due to an overall decrease in general and administrative expenses and depreciation and amortization expenses.   Depreciation and amortization expenses for the three months ended March 31, 2013 was $16,250; compared to $21,250, a difference of $5,000 for the same period in 2012.

Interest and Financing Costs

Interest and financing costs for the three months ended March  31, 2013 were ($4,813) or 32% of revenue compared to ($4,383) with $0 revenue for the period ended March 31, 2012.  The increase for the three months period ended March 31, 2013 as compared to the same period in 2012 was due to an increase in the indebtedness of the Company.

Other Non-operating Income

The company realized a gain on the sale of equipment (truck sales) of $16,555 during the three month period ended March 31, 2013. The Company did not have any other non-operating income for the three month period ended March 31, 2013, nor did the Company have any non-operating income during the three month period ended March 31, 2012.

Net Loss

Net loss for the three months ended March 31, 2013 was $(2,874) compared to $(84,068) for the same period ended March 31, 2012, an improvement of $81,194.  The decrease in the net loss was due to an increase in race truck leasing revenue, a one time gain on the sale of equipment, and a decrease in the general and administrative costs of the company.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our primary source of liquidity is cash provided by operating and financing activities. Net cash provided in operations for the three months ended March 31, 2013 was $(264) as compared to a loss of $(48,113) for the same period ended March 31, 2012.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company incurred a net loss of $(2,874) for the three months ended March 31, 2013 and generated $40,736 in cash for the period.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. (See “Stockholders Matters” below)

The Company’s current source of cash is capital raised for its operations and proceeds from the sale of its common stock.  The Company will continue to explore other sources of capital to expand and fund its current operations.

Cash Flows for the Three Months Ended March 31, 2013.

Operating activities for the three months ended March 31, 2013 produced $(264) in cash.  As of March 31, 2013 accounts payable decreased to $1,404 compared to $3,302 for the same period in 2012.   Depreciation and amortization expense for the three months ended March 31, 2013 totaled $16,250, and $21,250 for the same period in 2012.

Net cash provided by all activities was $40,736 for the three months ended March 31, 2013, compared to net cash flows of $16,887 for the same period of 2012.

Stockholder Matters

Stockholder’s equity was ($36,423) on March 31, 2013 compared to ($33,549) for the same period in 2012, a loss of $2,874.

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

During the three months ended March 31, 2013, the Company did not sell or issue any shares .

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

ITEM 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K

SEC Ref. No.	Title of Document
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SSTL, INC.

May 15, 2013

By: /s/ Susan Lokey

Susan Lokey

Chief Executive Officer

