Form 10-Q
period 2013-06-30
SSTL, Inc.
filed 2013-08-08
CIK 1534298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly and six month period ended June 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 6, 2013, there was no public trading market for the registrant’s common stock.  There were 16,254,167 shares of the registrant’s common stock, $0.001 par value per share, outstanding on August 6, 2013.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

i

Part I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

SSTL, Inc.

(A Development Stage Company)

BALANCE SHEETS

	June 30, 2013
	(Unaudited)	Dec. 31, 2012

ASSETS

Current assets
Cash	$33,675	$5,234
Accounts receivable - related party	30,000	15,000
Total current assets	63,675	20,234

Fixed assets - net	97,916	154,861

Total Assets	$161,591	$175,095

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$–	$3,302
Related party payable payable	25,000	25,000
Accrued interest payable	14,967	5,342
Note payable - current	175,000	175,000
Total current liabilities	214,967	208,644

Total Liabilities	214,967	208,644

Stockholders' Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $.001 par value; 100,000,000 shares authorized; 16,254,167 shares issued and outstanding	16,254	16,254
Additional paid in capital	419,496	419,496
Deficit accumulated during the development stage	(489,126)	(469,299)

Total Stockholders' Equity	(53,376)	(33,549)

Total Liabilities and Stockholders' Equity	$161,591	$175,095

The accompanying notes are an integral part of the financial statements.

SSTL, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

					Period From
					Nov. 10, 2010
					(Inception)
	For the Three Months Ending		For the Six Months Ending		To
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Revenues - related party	$15,000	$30,000	$30,000	$30,000	$105,000

Operating expenses:
Amortization & depreciation	16,250	21,250	32,500	42,500	192,639
General and administrative	10,891	22,329	24,257	80,764	406,269
	27,141	43,579	56,757	123,264	598,908

Gain (loss) from operations	(12,141)	(13,579)	(26,757)	(93,264)	(493,908)

Other income (expense):
Insurance income	–	–	–	–	19,077
Gain on sale of equipment	–	–	16,555	–	16,555
Interest expense	(4,812)	(4,363)	(9,625)	(8,746)	(30,850)
	(4,812)	(4,363)	6,930	(8,746)	4,782
Income (loss) before provision for income taxes	(16,953)	(17,942)	(19,827)	(102,010)	(489,126)

Provision for income tax	–	–	–	–	–

Net income (loss)	$(16,953)	$(17,942)	$(19,827)	$(102,010)	$(489,126)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	16,254,167	16,254,167	16,254,167	16,254,167

The accompanying notes are an integral part of the financial statements.

SSTL, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Period From
			Nov. 10, 2010
			(Inception)
	For the Six Months Ending		To
	June 30, 2013	June 30, 2012	June 30, 2013

Cash Flows From Operating Activities:
Net income (loss)	$(19,827)	$(102,010)	$(489,126)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization & depreciation	32,500	42,500	192,639
Accounts receivable	(15,000)	15,000	(30,000)
Compensatory stock issuances	–	–	104,000
Gain on fixed asset sales	(16,555)	–	(16,555)
Accrued payables	6,323	3,184	$39,967

Net cash provided by (used for) operating activities	(12,559)	(41,326)	(199,075)

Cash Flows From Investing Activities:
Fixed assets - purchases	–	–	(25,000)
Fixed assets - sales	41,000	–	41,000
Net cash provided by (used for) investing activities	41,000	–	16,000

The accompanying notes are an integral part of the financial statements.

(Continued on Following Page)

SSTL, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Period From
			Nov. 10, 2010
			(Inception)
	For the Six Months Ending		To
	June 30, 2013	June 30, 2012	June 30, 2013

Cash Flows From Financing Activities:
Note payable - borrowings	–	75,000	225,000
Note payable - payments	–	(10,000)	(50,000)
Issuance of stock for cash	–	–	36,750
Paid in capital	–	–	5,000
Net cash provided by (used for) financing activities	–	65,000	216,750

Net Increase (Decrease) In Cash	28,441	23,674	33,675

Cash At The Beginning Of The Period	5,234	5,047	–

Cash At The End Of The Period	$33,675	$28,721	$33,675

Schedule Of Non-Cash Investing And Financing Activities

Common stock issued for assets	$–	$–

Supplemental Disclosure:

Cash paid for interest	$–	$4,383
Cash paid for income taxes	$–	$–

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

Note 1. Organization, Operations And Summary of Significant Accounting Policies (Continued):

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

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues

Total revenues for the three months ended June 30, 2013 were $15,000 compared to $30,000 for the same period ending June 30, 2012, representing a decrease from the same period in 2012.  The decrease in revenue for the quarter was due to a decrease in racing truck leasing revenue for the quarter in the NASCAR Camping World Truck Series.

Total Revenues

There were no costs of revenues for the three months ended June 30, 2013 or the three months ended June 30, 2012.

Operating Expenses

Operating expenses for the three months ended June 30, 2013 were $27,141 compared to $43,579 for the same period ended June 30, 2012, a decrease of $16,438.  The decrease was due to a decrease in general and administrative and depreciation and amortization expenses.   Depreciation and amortization expenses for the three months ended June 30, 2013 was $16,250; compared to $21,250, a difference of $5,000 for the same period in 2012.

Interest and Financing Costs

Interest and financing costs for the three months ended June 30, 2013 were   ($4,812) or 32% of revenue compared to ($4,363) or with 14.5% of revenue for the period ended June 30, 2012.  The increase for the three months period ended June 30, 2013 as compared to the same period in 2012 was due to an increase in the indebtedness of the Company.

Other Non-operating Income

The Company had non-operating income for the three months ended June 30, 2013 of zero compared to zero for the same period in 2012.

Net Loss

Net loss for the three months ended June 30, 2013 was $(16,953) compared to $(17,942) for the same period ended June 30, 2012, an improvement of $989.  The decrease in the net loss for this period in 2012 is due to a decrease in general and administrative expenses for the quarter.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues

Total revenues for the six months ended June 30, 2013 were $30,000 compared to $30,000 for the same period ending June 30, 2012, representing non change from the same period in 2012.

Cost of Revenues

There were no costs of revenues for the six months ended June 30, 2013 or the six months ended June 30, 2012.

Operating Expenses

Operating expenses for the six months ended June 30, 2013 were $56,757 compared to $123,264 for a decrease of $66,507 for the same period ended June 30, 2012.  The decrease was due to an overall decrease in general and administrative costs. Depreciation and amortization expenses for the six months ended June 30, 2013 was $32,500 compared to $42,500 for the same period in 2012.

Interest and Financing Costs

Interest and financing costs for the six months ended June 30, 2013 were $(9,625) compared to $(8,746) for the period ended June 30, 2012.  The increase for the six months period ended June 30, 2013 as compared to the same period in 2012 was due to an increase in indebtedness in the Company.

Other Non-operating Income

The Company had non-operating income for the six months ended June 30, 2013 of $16,555 compared to $0 the same for the same period in 2012.  The non operating income in 2013 was the result of a gain on the sale of assets.

Net Loss

Net loss for the six months ended June 30, 2013 was $(19,827) compared to $(102,010) for the same period ended June 30, 2012. The decrease in the net loss for this period in 2013 is due to a decrease general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our primary source of liquidity is cash provided by operating, investing, and financing activities. Net cash provided in operations for the six months ended June 30, 2013 was $(12,559) as compared to $(41,326) for the same period ended June 30, 2012.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company incurred a net loss of $(19,827) for the six months ended June 30, 2013 and generated $(12,559) in cash for the period.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. (See “Stockholders Matters” below)

The Company’s current source of cash is capital raised for its operations and proceeds from the sale of its common stock.  The Company will continue to explore other sources of capital to expand and fund its current operations.

Cash Flows for the Six Months Ended June 30, 2013.

Operating activities for the six months ended June 30, 2013 produced $(12,559) in cash.  As of June 30, 2013 accounts payable decreased to $nil compared to $3,302 for the same period in 2012.   Depreciation and amortization expenses for the six months ended June 30, 2013 totaled $32,500 and $42,500 for the same period in 2012.

Net cash provided by investing activities was $41,000 for the six months ended June 30, 2013 due to the sale of certain assets compared to $nil for 2012.

Net cash provided by financing activities was $nil for the six months ended June 30, 2013, compared to $65,000 for the same period of 2012.

Stockholder Matters

Stockholder’s equity was $(53,376) on June 30, 2013 compared to $(33,549) for the same period in 2012, a difference of $(19,827).

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company,” we are not required to provide the information under this Item 3.

ITEM 4. Controls and Procedures.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits.

Exhibit Number	Description of Exhibit
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document*
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: August 8, 2013	/s/ Susan Lokey
Name: Jason white
Title: President and Chief Executive Officer

Date: August 8, 2013	/s/ Susan Lokey
Name: Susan Lokey,
Title: Chief Financial and Accounting Officer

