Form 10-Q
period 2013-09-30
SSTL, Inc.
filed 2013-11-07
CIK 1534298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly and nine month period ended September 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD ________TO ________

Commission File Number: 333-177792

SSTL, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-4168979
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

There were 16,254,167 shares of the registrant’s common stock, $0.001 par value per share, outstanding on September 30, 2013.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements:	3

	Condensed Balance Sheets at September 30, 2013 (unaudited) and December 31, 2012	3

	Condensed Statements of Operations for the three and nine months ended September 30, 2013 and 2012 and the period from November 10, 2010 (Inception) to September 30, 2013 (unaudited)	4

	Condensed Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and the period from November 10, 2006 (Inception) to September 30, 2013 (unaudited)	5

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Under Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

	Signatures	16

Part I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

SSTL, Inc.

(A Development Stage Company)

BALANCE SHEETS

	Sept. 30, 2013
	(Unaudited)	Dec. 31, 2012

ASSETS

Current assets
Cash	$50,080	$5,234
Accounts receivable - related party	15,000	15,000
Total current assets	65,080	20,234

Fixed assets - net	81,666	154,861

Total Assets	$146,746	$175,095

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$4,779	$3,302
Related party payable	25,000	25,000
Accrued interest payable	19,780	5,342
Note payable - current	175,000	175,000
Total current liabilities	224,559	208,644

Total Liabilities	224,559	208,644

Stockholders' Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $.001 par value; 100,000,000 shares authorized; 16,254,167 shares issued and outstanding	16,254	16,254
Additional paid in capital	419,496	419,496
Deficit accumulated during the development stage	(513,563)	(469,299)

Total Stockholders' Equity	(77,813)	(33,549)

Total Liabilities and Stockholders' Equity	$146,746	$175,095

The accompanying notes are an integral part of the financial statements.

SSTL, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					Period From
					Nov. 10, 2010
					(Inception)
	For the Three Months Ended		For the Nine Months Ended		To
	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013

Revenues - related party	$15,000	$15,000	$45,000	$45,000	$120,000

Operating expenses:
Amortization & depreciation	16,250	21,250	48,750	63,750	208,889
General and administrative	18,776	11,705	42,631	92,468	425,045
	35,026	32,955	91,381	156,218	633,934

Gain (loss) from operations	(20,026)	(17,955)	(46,381)	(111,218)	(513,934)

Other income (expense):
Insurance income	–	–	–	–	19,077
Gain on sale of equipment	–	–	16,555	–	16,555
Interest expense	(4,411)	(2,973)	(14,438)	(11,719)	(35,261)
	(4,411)	(2,973)	2,117	(11,719)	371
Income (loss) before provision for income taxes	(24,437)	(20,928)	(44,264)	(122,937)	(513,563)

Provision for income tax	–	–	–	–	–

Net income (loss)	$(24,437)	$(20,928)	$(44,264)	$(122,937)	$(513,563)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	16,254,167	16,254,167	16,254,167	16,254,167

The accompanying notes are an integral part of the financial statements.

SSTL, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Period From
			Nov. 10, 2010
			(Inception)
	For the Nine Months Ended		To
	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013

Cash Flows From Operating Activities:
Net income (loss)	$(44,264)	$(122,937)	$(513,563)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization & depreciation	48,750	63,750	208,889
Accounts receivable	–	–	(15,000)
Compensatory stock issuances	–	–	104,000
Gain on fixed asset sales	(16,555)	–	(16,555)
Accrued payables	15,915	7,595	$49,559
Net cash provided by (used for) operating activities	3,846	(51,592)	(182,670)

Cash Flows From Investing Activities:
Fixed assets - purchases	–	–	(25,000)
Fixed assets - sales	41,000	–	41,000
Net cash provided by (used for) investing activities	41,000	–	16,000

(Continued on Following Page)

The accompanying notes are an integral part of the financial statements.

SSTL, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued From Previous Page)

			Period From
			Nov. 10, 2010
			(Inception)
	For the Nine Months Ended		To
	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013

Cash Flows From Financing Activities:
Note payable - borrowings	–	75,000	225,000
Note payable - payments	–	(10,000)	(50,000)
Issuance of stock for cash	–	–	36,750
Paid in capital	–	–	5,000
Net cash provided by (used for) financing activities	–	65,000	216,750

Net Increase (Decrease) In Cash	44,846	13,408	50,080

Cash At The Beginning Of The Period	5,234	5,047	–

Cash At The End Of The Period	$50,080	$18,455	$50,080

Schedule Of Non-Cash Investing And Financing Activities

Common stock issued for assets	$–	$–

Supplemental Disclosure:

Cash paid for interest	$14,438	$13,157
Cash paid for income taxes	$–	$–

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On February 15, 2011, the Company acquired seven (7) customized NASCAR Racing Trucks from GB Investments, Inc.  Each of the Racing Trucks we acquired conforms to the rules of NASCAR and is eligible to compete in the NASCAR Camping World Truck Series.  The total purchase price for the seven (7) Racing Trucks was $140,000.00 USD.  We issued a total of 4,666,667 shares of our common stock valued at $.03 per share to GB Investments, Inc. as payment for the Racing Trucks.

Additionally on February 15, 2011, we acquired a motor coach ("RV") for a purchase price of   $150,000.00 from GB Investments, Inc.  We issued a total of 5,000,000 shares of our common stock valued at $.03 per share to GB Investments, Inc. as payment for the RV.

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

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues

Total revenues for the three months ended September 30, 2013 were $15,000 compared to $15,000 for the same period ending September 30, 2012, representing no material change from the same period in 2012.  The equivalent revenue for the quarter was due to no change in related party revenue opportunities for the quarter.

Cost of Revenues

There were no costs of revenues for the three months ended September 30, 2013 or the three months ended September 30, 2012.

Operating Expenses

Operating expenses for the three months ended September 30, 2013 were $35,026 compared to $32,955 for the same period ended September 30, 2012, an increase of $2,071 or 6%.  The increase was due to an increase in general and administrative expenses.   Depreciation and amortization expenses for the three months ended September 30, 2013 was $16,250; compared to $21,250, a difference of $5,000 for the same period in 2012.

Interest and Financing Costs

Interest and financing costs for the three months ended September 30, 2013 were $4,411 or 29% of revenue compared to $2,973 or with 20% of revenue for the period ended September 30, 2012.  The increase for the three month period ended September 30, 2013 as compared to the same period in 2012 was due to an increase in the indebtedness of the Company.

Other Non-operating Income

The Company had non-operating income for the three months ended September 30, 2013 of zero compared to zero for the same period in 2012.

Net Loss

Net loss for the three months ended September 30, 2013 was $(24,437) compared to a net loss of ($20,928) for  the same period ended September 30, 2012, a difference of $(3,509).  The net loss for this period in 2013 is due to a increase in general and administrative expenses and interest expenses for the quarter compared to the same period in 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues

Total revenues for the nine months ended September 30, 2013 were $45,000 compared to $45,000 for the same period ending September 30, 2012, representing no change from the same period in 2012. The no change  in revenue for the nine months was primarily a result of no additional related party consulting revenue opportunities.

Cost of Revenues

There were no costs of revenues for the nine months ended September 30, 2013 or the nine months ended September 30, 2012.

Operating Expenses

Operating expenses for the nine months ended September 30, 2013 were $91,381 compared to $156, 218 for a decrease of $64,837 or 41% for the same period ended September 30, 2012.  The decrease was due to an overall decrease in general and administrative expenses.  Depreciation and amortization expenses for the nine months ended September 30, 2013 was $48,750 compared to $63,750 for the same period in 2012.

Interest and Financing Costs

Interest and financing costs for the nine months ended September 30, 2013 were $(14,438) compared to $(11,719) for the period ended September 30, 2012.  The increase for the nine month period ended September 30, 2013 as compared to the same period in 2012 was due to an increase in indebtedness in the Company.

Other Non-operating Income

The Company had $16,555 in non-operating income for the nine months ended September 30, 2013 compared to zero in 2012 from a gain on the sale of two assets.

Net Loss

Net loss for the nine months ended September 30, 2013 was $(44,264) compared to $(122,937) a decrease of $(78,673) for the same period ended September 30, 2012.  The decrease in the net loss for this period in 2013 is due to a decrease in general and administrative expenses and amortization and depreciation expenses plus a gain on the sale of two assets.

Cash Flows for the Nine Months Ended September 30, 2013.

Operating activities for the nine months ended September 30, 2013 resulted in a increase in cash to  $3,846.  As of September 30, 2013 accounts payable increased to $15,915 compared to $7,595 for the same period in 2012.   Depreciation and amortization for the nine months ended September 30, 2013 totaled $48,750 compared to $63,750 for the same period in 2012. There were no prepaid expenses for the period.

Net cash provided by financing activities was $(0) for the nine months ended September 30, 2013, compared to $65,000 for the same period of 2012.  Net cash provided by investing activities was $41,000 for the nine months ended September 30, 2013 compared to $(0) for the same period in 2012 due to the sale of two assets. There was a net increase in cash of $44,846 for the nine months ended September 30, 2013, as compared to a net increase in cash of $13,408 for the same period in 2012.

Stockholder Matters

Stockholder’s equity was $(77,813) on September 30, 2013, or $(.005) per share outstanding.  As of September 30, 2012 stockholder’s equity was $(33,549) or $(.002) per share outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our primary source of liquidity is cash provided by operating, investing, and financing activities. Net cash provided in operations for the nine months ended September 30, 2013 was $3,846 as compared to $(51,592) for the period ended September 30, 2012.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company incurred a net loss of $(44,264) and generated cash in operating activities of $3,846 during the nine months ended September 30, 2013.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  As of September 30, 2013 the Company had current assets that exceeded current liabilities by $(77,813).

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

ITEM 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or material pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

___________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: November 7, 2013	/s/ Susan Lokey
Name: Susan Lokey
Title: President and Chief Executive Officer

Date: November 7, 2013	/s/ Susan Lokey
Name: Susan Lokey,
Title: Chief Financial and Accounting Officer

