Form 10-K
period 2013-12-31
SSTL, Inc.
filed 2014-04-11
CIK 1534298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-177792

SSTL, INC.

(Exact name of Registrant as specified in its charter)

Nevada	27-3952902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

165 Pitt Rd. Mooresville, NC 28115	28115
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (404) 918-3780

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2013, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $4,063,541 based on of the last price at which the Company sold its shares ($0.25 per share of common stock) as of March 31, 2013.

On April 7, 2014, we had 16,254,167 shares of common stock issued and outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2013

i

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

ii

PART I

ITEM 1 – BUSINESS

SSTL, Inc .(“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on November 10, 2010 (“Inception”) as GB Race Leasing, Inc. The name was changed to SSTL, Inc. on April 14, 2011. We are a developmental stage motorsports equipment leasing company that intends to offer to lease custom built racing vehicles for use in the National Association for Stock Car Auto Racing ("NASCAR") "Camping World” truck racing series.

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

For the years ended December 31, 2013 and 2012 we had $60,000 in revenues in both years.

Our revenue is and is expected to be generated from leasing of race truck chassis and our RV to motorsports organizations competing in the NASACAR Camping World Truck Series. To date, all of our revenues have been from Pro-Driver Development, Inc., a corporation which is controlled by Mr. Steven Urvan. Mr. Urvan owns a majority interest in GB Investments, Inc., which owns approximately sixty six percent (66%) of our outstanding common stock. Pro-Driver provides funding, development and training to inexperienced race drivers specifically for NASCAR sanctioned racing.

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

On February 15, 2011, the Company acquired seven (7) customized NASCAR Racing Trucks from GB Investments, Inc. Each of the Racing Trucks we acquired conforms to the rules of NASCAR and is eligible to compete in the NASCAR Camping World Truck Series. The total purchase price for the seven (7) Racing Trucks was $140,000 USD.  We issued a total of 4,666,667 shares of our common stock valued at $0.03 per share to GB Investments, Inc. as payment for the Racing Trucks.

Additionally on February 15, 2011, we acquired a motor coach ("RV") for a purchase price of $150,000 from GB Investments, Inc. We issued a total of 5,000,000 shares of our common stock valued at $0.03 per share to GB Investments, Inc. as payment for the RV.

The Company intends to lease the RV as part of a "leasing package" which includes our Racing Trucks and the RV. We believe that offering the RV is desirable to potential lessees for the following reasons:

•	The RV will provide overnight accommodations for lessee's personnel at less than the cost of lodging at a hotel or motel;
•	The RV can be located on the grounds of the racing event, thereby saving time and expense of lessees personnel transportation between the lodging point and the track;
•	Lessee’s personnel can travel to the event in the RV thereby saving on transportation costs.

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

On January 19, 2013, we sold two of our chassis for cash consideration $41,000 to an independent party.

Terms of Our Rental Agreement

As a condition to leasing our Race Truck Chassis or related equipment, potential lessees must provide us with evidence of their credit worthiness and ability to fulfill the leasing agreement, as well as the names of the drivers and ancillary personnel. We will determine from this information whether we will lease our Race Truck Chassis to the potential lessee.

Our Race Truck Chassis can lease for $15,000 per event or can be leased on a flat rate plan to be negotiated by the Company with the potential lessee. Our flat rate plan would include the use of the Race Truck Chassis over a set period of time for use in racing in multiple events for a specified type of racing track (superspeedway versus short track)  as well as for use in promotional and non-competition events.

Under the flat rate plan, our Company will be able to eliminate individual event preparation costs and race to race minor repair costs, by passing these costs to the lessee under a flat rate plan. We anticipate that lessees under a Flat Rate Plan will receive an approximate 20% reduction in price from our usual per race event option.

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

Mr. Urvan is also majority stakeholder of TVP Investments, LLC. a limited liability company ("TVP"). In March of 2011, the Company established a $500,000 unsecured line of credit with TVP Investments, LLC (the "Line of Credit"). The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances. The availability of funds for draw down from this line of credit is subject to the approval of Mr.Urvan. As of December 31, 2013, we have drawn $175,000 on our line of credit.

Since the Inception of the Company we have borrowed monies from Mr. Urvan and his affiliates. On May 31, 2011 we borrowed $25,000 from TVP Investments, LLC ("TVP") a company whose managing member and majority membership interests are held by Mr. Urvan. As consideration for the loan, we issued an unsecured promissory demand note (the "Note, bearing interest at 10% per annum. The note was renewed on May 31, 2013.

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

We have cash of $44,055 as of December 31, 2013 and $325,000 available on our line of credit.  Our monthly expenses are approximately $12,500. We estimate that we will need additional financing on during the second quarter of 2014.

We will need to obtain additional financing of approximately $125,000 to maintain continuing operations for the 12 month period commencing during the second quarter of 2014. We have not as yet sought to obtain the additional financing from sources other than our line of credit. There can be no assurance that such funding is, or will become available.

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

Our Race Truck Chassis and RV motor coach are maintained and managed from a facility in Mooresville, North Carolina. We do not incur any rental fees for the property and space we occupy for our business.

ITEM 1A – RISK FACTORS

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

We have a short operating history and must be considered to be in the development stage. We have no history of earnings or profits and there is no assurance that we will operate profitably in the future. There is no meaningful historical financial data upon which to base planned operating expenses. As a result of this limited operating history, it is difficult to accurately forecast our potential revenue. We have accumulated a total loss of ($537,119) from inception in November, 2010 through December 31, 2013. We intend to lease professionally race prepared NASCAR Camping World Series Race Truck Chassis to companies and qualified individuals interested in competing in NASCAR events. There can be no assurance that we will be successful in leasing our Race Truck Chassis, and even if successful in leasing the equipment, that our operations will be profitable.

We estimate that for the 12 months ending April 2015 the cost of operating the business will require additional capital of a minimum of one hundred twenty five thousand ($125,000) and there can be no assurance that any or all of that additional capital will be available to the Company.

Our auditors have expressed substantial doubt as to whether our Company can continue as a going concern.

We have generated only limited revenues since our inception and have incurred substantial losses. Our business plans estimate that we will need to raise $125,000 in additional capital to fund our operations through April 2015 and there can be no assurance that we will be able to raise any or all of the capital required. These factors indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow or raise sufficient capital to conduct our operations. Our financial statements do not include any adjustments to the value of our assets or the classification of our liabilities that might result if we would be unable to continue as a going concern.

Our existing principal stockholders exercise control of our Company.

GB Investments, Inc. is the beneficial owner of approximately 66% of our issued and outstanding common stock. Mr. Urvan is a majority shareholder of GB Investments, Inc.

TVP Investments, LLC has established a line of credit of $500,000. The receipt of funds from this line of credit is subject to the approval of Mr. Urvan. As of December 31, 2013, we have drawn $175,000 on our line of credit. The terms of the line of credit contains annualized interest of 10%, and requires a maximum quarterly draw down on the line of $100,000 per quarter.  Mr. Urvan may have a conflict of interest should we determine to draw upon the line of credit. He will have to determine, whether it is in the best interest of TVP Investments, LLC to approve or decline the "loan” or as our control shareholder, if it is in our best interest to approve the loan.

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

We are dependent on our key personnel.

Our management is currently controlled and operated by our President and Secretary Treasurer Susan Lokey. Ms. Lokey is the sister of Mr. Urvan, our controlling shareholder. Our success will depend in large part upon the continued services of Ms. Lokey. Ms. Lokey presently devotes approximately 15% of her time to our business. The death or loss of the services of Ms. Lokey could have a material adverse effect on our business, financial condition and results of operations. We do not have "key man" life insurance on these individuals. In the event of the loss of any key personnel, there can be no assurance that we will be able to find competent replacements in a timely manner. Additionally, we are also dependant on the good will and good standing relationship with Mr. Urvan.

As of March 4, 2013, Jason White was no longer employed by the Company as Chief Executive Officer because of other time commitments of Mr. White. The Company is currently searching for a person to supervise marketing and sales activities.

Mr. Urvan owns a majority interest in GB Investments, Inc., which owns approximately sixty six percent (66%) of our outstanding common stock. Mr. Urvan is also the majority owner Pro-Driver Development, Inc., a Nevada corporation to which we have and intend to lease our vehicles .

Mr. Urvan is also the majority shareholder of TVP Investments, LLC. a limited liability company ("TVP"). In March of 2011, the Company established a $500,000 unsecured line of credit with TVP Investments, LLC. Mr. Urvan's decisions regarding our business can have a profound effect on our operations.  Any impairment of the good will of Mr. Urvan will have a material adverse affect upon our ability to continue our operations.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – DESCRIPTION OF PROPERTIES

Our Race Truck Chassis and RV motor coach are maintained and managed from a facility in Mooresville, North Carolina. We do not incur any costs for the space we occupy.

ITEM 3 – LEGAL PROCEEDINGS

We are not a party to any material legal proceedings. We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
First Quarter (February 5, 2013 through March 31, 2013*	$0.25	$0.25
There have been no trades reported during the Quarters ended June 30, September 30, and December 31, 2013

March 31, 2013*	$0.25	$0.25

_______________

* Represents quoted prices but not actual trades.

As soon as practicable, and assuming we satisfy all necessary initial listing requirements, we intend to apply to have our common stock listed for trading on a national securities exchange, although we cannot be certain that our application will be approved.

Recent Sales of Unregistered Securities.

No unregistered securities were sold during the twelve months ended December 31, 2013 or 2012.

Re-Purchase of Equity Securities.

No equity securities were repurchased during the twelve months ended December 31, 2013 or 2012.

Dividends.

No dividends have been declared or paid during the twelve months ended December 31, 2013 or 2012.

Equity Compensation Plan Information.

We do not have an Equity Compensation Plan

ITEM 6 – SELECTED FINANCIAL DATA

As a “smaller reporting company’ as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2013 and 2012 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this annual report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Operating Expenses

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

Cash and Equivalents - We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses in such account.

Intangible and Long-Lived Assets - We follow SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. No impairment losses were recognized during the years ended December 31, 2013 and 2012.

Stock Based Compensation - We recognize expenses for stock-based compensation arrangements in accordance with provisions of Accounting Standards Codification 714. Accordingly, compensation cost is recognized for the excess of the estimated fair value of the stock at the grant date over the exercise price, if any. For equity instruments issued to non-employees, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed.

Year Ended December 31, 2013 as compared to the Year Ended December 31, 2012

Revenues – related parties

Total revenues were $60,000 for the years ended December 31, 2013, and December 31, 2012. The revenue in both years was as a result of related party customers leasing our competition racecars. The Company was not successful in attracting non-related party revenue and did not receive any revenue related to testing during the years ended December 31, 2013 or 2012.

Cost of Revenues

There were no costs of revenues in either the twelve months ending December 31, 2013 or the twelve months ending December 31, 2012.

Operating Expenses

Operating expenses for the year ended December 31, 2013 were $125,524 as compared to $198,779 for the year ended December 31, 2012. Expenses in 2013 included $60,524 for general & administrative and $65,000 for amortization and depreciation. The decrease in expenses in 2013 is directly attributable to a decrease in general and administrative costs, and a decrease in amortization and depreciation expenses that is attributable to the sale of equipment in January of 2013.

General and Administrative

Expenses included in 2013 were: $6,475 for dues and subscriptions, $33,828 for professional fees including legal and accounting and transfer agents and $20,221 in consulting fees.

Amortization and Depreciation

Amortization and depreciation are included in operating expenses and for the twelve months ended December 31, 2013 were $65,000, as compared to $85,000 for the year ended December 31, 2012. The decrease in depreciation and amortization expenses for 2013 is attributable to the sale of equipment in January of 2013.

Gain on Sale of Equipment

The Company On January 19, 2013, we sold two of our chassis for cash consideration $41,000 to an independent party and recognized a gain of $16,555 on the sale of this equipment. There was no similar sale of equipment during the twelve months ended December 31, 2012.

Interest Expense

Interest expense for the twelve months ended December 31, 2013 was $18,851 broadly in line with the $17,568 interest we incurred in the twelve months ended December 31, 2012.

Net Loss

The net loss for the twelve months ended December 31, 2013 was $67,820 as compared to a loss of $156,347 for the twelve months ended December 31, 2012 due to the factors discussed above.

Liquidity & Capital Resources

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at December 31, 2013 the Company had current assets, comprising of cash, of $44,055, current liabilities of $210,839 and a working capital deficit of $166,784. The Company has incurred losses since Inception to December 31, 2013 of $537,119 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

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

Cash Flows for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Operating Activities

During the twelve months ended December 31, 2013 used $2,179 cash in operating activities, compared to $74,813 in the twelve months ended December 31, 2012.

During the twelve months ended December 31, 2013 we incurred losses of $67,220 which were largely offset by a net of $48,445 of non-cash expenses, a $15,000 reduction in accounts receivable and a $2,196 increase in accounts payable and accrued expenses.

By comparison during the twelve months ended December 31, 2012 we incurred losses of $156,347 which were partially offset by $85,000 of non-cash expenses, and increased by a reduction of $3,466 in accounts payable and accrued expenses.

Investing Activities

During the year ended December 31, 2013 we generated $41,000 from investing activities through the sale two of our chassis an independent party.

By comparison, during the twelve months ended December 31, 2012 we neither generated nor used funds in investing activities.

Financing Activities

During the twelve months ended December 31, 2013 we neither generated nor used funds in financing activities.

By comparison, during the twelve months ended December 31, 2012 we generated $75,000 from financing activities by way of advances under our related party line of credit.

Stockholder Matters

Total stockholders’ deficit was $102,215 on December 31, 2013, or $0.006 per share outstanding and was $33,549 or $0.002 per share outstanding on December 31, 2012.

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

Mr. Urvan, our majority shareholder is also majority shareholder of TVP Investments, LLC. a limited liability company ("TVP"). In March of 2011, the Company established a $500,000 unsecured line of credit with TVP Investments, LLC (the "Line of Credit"). The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances. The availability of funds for draw down from this line of credit is subject to the approval of Mr. Urvan.

As of December 31, 2013, we have drawn $175,000 on our line of credit.

The Company’s capital requirements consist of general working capital needs, scheduled principal and interest payments on debt when required, obligations, and capital expenditures. The Company’s capital resources consist primarily of cash generated from proceeds through the issuances of common stock. At December 31, 2013, the Company had cash on hand of $44,045.

Critical Accounting Policies

Basis of presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Without further funding, we anticipate running out of cash after during April 2014, and accordingly our current cash balances will not be sufficient to fund our operating expenses after April 2014. We have received only $135,000 in revenues since our inception through December 31, 2013 and have incurred a net loss of $537,119 and net cash used in operations of $188,695.

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

Net loss per common share

Net loss per common share is computed pursuant to ASC No. 260 "Earnings per Share." Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive debt or equity instruments issued or outstanding during the twelve months ended December 31, 2013 and 2012.

Recently Issued Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe that the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

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

Financing Needs

Including the net proceeds from the private placement stock offering, the Company may only have sufficient funds to conduct its operations through April 2014. We have received $135,000 in revenues in from inception through December 31, 2013. It is anticipated that the Company will generate additional revenue in 2014; however, there can be no assurance that if in fact the Company does generate increased revenue in 2014, that such revenues would be sufficient to sustain or grow the operations. It is therefore anticipated that the Company will need additional capital in order to continue operations.

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

Recent Financings

As of March 31, 2014 we borrowed a total of $175,000 from TVP Investments, LLC pursuant to an unsecured demand promissory note. The note bears interest at 10% per annum.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are submitted in a separate section of this report, beginning on F-1, and are incorporated herein and made a part hereof.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 21, 2013, the Company was informed by its independent registered public accounting firm, Ronald R. Chadwick P.C. ("Chadwick"), that it would no longer be providing auditing services on an ongoing basis due to retirement. On November 22, 2013 the Board of Directors engaged Cutler & Co. LLC of Denver, Colorado as the Company’s new independent registered public accounting firm.

We had no disagreements with either Chadwick or Cutler & Co LLC with respect to accounting or financial disclosure.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our Chief Executive Officer as of the end of the period covered by this report, our Chief Executive Officer concluded that our disclosure controls and procedures have not been effective as a result of a weakness in the design of internal control over financial reporting identified below.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officer

Name	Age	Position
Susan T. Lokey	45	Chief Executive Officer, Chief Financial Officer. Secretary and Director

Susan T. Lokey – From 2006 until the date of this prospectus, Ms. Lokey has served as Chief Financial Officer of TVP Investments, LLC where she manages the financial and human resources components of the business. She joined TVP Investments, LLC in 2002 and served in various capacities until 2006, when she became CFO.  She was chosen as a director because she has over eighteen years experience in accounting, financial reporting and auditing as well as her experience as an executive manager of human resources. Prior to joining TVP Investments, LLC, Susan was Manager of the Sales Audit and Sales Accounting department at The Home Depot corporate offices. In this capacity, she had a staff of 120 accountants and auditors that provided daily key retail sales statistics to the President and Chief Financial Officer of the company.  Other positions include Treasury Specialist at Fosterlane Management Corporation managing the organization’s domestic and international assets and investment strategies and Financial Officer at Bartow County Bank. Susan received her Bachelors of Business Administration from Kennesaw State University in 1992 and is a Certified Public Accountant. She is licensed to practice in the State of Georgia. Ms. Lokey spends 15% of her time managing the affairs of our Company.

Management Compensation

There are no written employment agreements with management. Management compensation will be determined by the board of directors based upon revenues and profits, if any, of the Company.

ITEM 11 – EXECUTIVE COMPENSATION

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

The Company does not intend to pay employee directors a separate fee for their services.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)	All Other Compensation ($)

Jason White, former President	2011	0	8,000	(1)	0	0
Chief Executive Officer
Susan Lokey, President and	2012	0	$2,000	(2)	$0	$0
Chief Executive Officer, Secretary & Treasurer	2013	0	$0		$0	$0

_______________

(1) Our former CEO was issued 400,000 shares of common stock at a value of $0.02 per share

(2) Ms. Lokey was issued 100,000 shares of common stock at a value of $0.02 per share.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the issued and outstanding shares of our common stock as of March 31, 2014 by the following persons:

1.	Each person who is known to be the beneficial owner five percent (5%) or more of our issued and outstanding shares of common stock;
2.	Each of our Directors and executive Officers; and
3.	All of our Directors and Officers as a group

Name	No. of Shares Owned		% of Stock Outstanding (3)

Susan Lokey	100,000		0.06%
Directors & Officers as a Group	100,000		0.06%

GB Investments, Inc.(1)	10,766,667		66%
Jeffrey P. Bash	825,000		5.1%
Charles P. Arnold	825,000		5.1%
Cassin Farlow, LLC	825,000	(2)	5.1%

Total	13,341,667		82.1%

_______________

(1) Steve Urvan has full investment authority for these shares.

(2) Includes 25,000 shares beneficially owned by Augustus B O'Connell who has investment authority over Cassin Farlow, LLC.

(3) Based on 16,254,167 shares issued and outstanding.

Long Term Incentive Awards

Option Grants in Last Fiscal Year

We did not award options to our executive officers in 2013 under any incentive plans.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

There were no option exercises by our executive officers in 2013.

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

SEC Policy on Indemnification

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Long Term Incentive Plans

There are no long term incentive plans.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE

Our majority shareholder is GB Investments, Inc.  Mr. Steven Urvan is the majority shareholder of GB Investments, Inc. Mr. Urvan is also the managing member of TVP Investments, LLC. In February 2011 the Company issued 9,666,667 shares of common stock to GB Investments, Inc. for assets valued at cost of $290,000.

On May 31, 2011, TVP Investments, LLC loaned $25,000 to us and we executed an unsecured promissory note, bearing interest at 10% per annum. The note was renewed on May 31, 2013.

TVP Investments, LLC has established a line of credit with the Company of $500,000.  The receipt of funds from this line of credit is subject to the approval of Mr. Urvan. To date, $175,000 has been drawn on the line of credit. The terms of the line of credit contains annualized interest of 10%..   Mr. Urvan may have a conflict of interest should we determine to draw upon the line of credit. He will have to determine, whether it is in the best interest of TVP Investments, LLC to approve or decline the "loan" or, as our control shareholder, if it is in our best interest to approve the loan.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Our current principal independent auditor is Cutler & Co. LLC, whom we engaged on November 22, 2013.  The following are the services provided and the amounts billed.

Audit Fees

The aggregate fees billed by Cutler & Co. LLC,, for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2013, was $4,000. The aggregate fees billed by Ronald R Chadwick P.C (“Chadwick”) our former auditor, for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2012, was $6,050.

Audited-Related Fees

For the year ended December 31, 2013 there were no fees billed by Cutler & Co. LLC for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

For the year ended December 31, 2012, there were no fees billed by Chadwick for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

Tax Fees

For the year ended December 31, 2013 the Company incurred no fees from Cutler & Co. LLC for services for tax compliance, tax advice and tax planning work.

For the year ended December 31, 2012 the Company incurred no fees from Chadwick for services for tax compliance, tax advice and tax planning work.

All Other Fees

For the year ended December 31, 2013 and December 31, 2012, there were no other fees billed by Cutler & Co. LLC or Chadwick for products and services outside of those fees disclosed above under “Audit Fees”, “Audit-Related Fees” and “Tax Fees”.

Audit Committee Pre-Approval Policies and Procedures

The policy of the board of directors is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the board of directors regarding the extent of services provided by the independent auditor in accordance with this pre-approval. The chair of the board of directors is also authorized, pursuant to delegated authority, to pre-approve additional services of up to $5,000 per engagement on a case-by-case basis, and such approvals are communicated to the full board of directors at its next meeting.

ITEM 15 – EXHIBITS

(1) Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8 of this Report:

Reports of Independent Registered Public Accounting Firms

Balance Sheets at December 31, 2013 and 2012

Statements of Operations for the Years Ended December 31, 2013 and 2012 and the Period from November 10, 2010 (Inception) to December 31, 2013

Statements of Changes Stockholders’ Equity (Deficit) for the Period from November 10, 2010 (Inception) to December 31, 2013

Statements of Cash Flows for the Years Ended December 31, 2013 and 2012 2012 and the Period from November 10, 2010 (Inception) to December 31, 2013

Notes to Financial Statements

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

Exhibit #	Description
3(i).1	Articles of Incorporation of SSTL, Inc., as amended *
3(ii).1	Corporate Bylaws for SSTL, Inc. *
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

_______________

* Previously filed with Form S-1

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SSTL, Inc.

Date: April 11, 2014	By:	/s/ Susan Lokey
Susan Lokey
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Susan Lokey	Chief Executive Officer, Chief Financial Officer and Treasurer,	April 11, 2014
(Principal Executive Officer and Principal Financial Officer)

/s/Susan Lokey	Secretary and Treasurer	April 11, 2014

SSTL, Inc.

(A Development Stage Company)

FINANCIAL STATEMENTS

For The Years Ended

December 31, 2012 and 2013

SSTL, Inc.

(A Development Stage Company)

Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1 - F-2

FINANCIAL STATEMENTS

Balance sheets	F-3
Statements of operations	F-4
Statements of change in stockholders’ equity (deficit)	F-5
Statements of cash flows	F-6
Notes to financial statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

SSTL, Inc.

Mooresville

North Carolina, 28115

We have audited the accompanying balance sheets of SSTL, Inc. as of December 31, 2013 and the related statement of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 2012 and for the year ended December 31, 2012 and the period from November 10, 2010 (Inception) to December 31, 2012 were audited by another auditor who expressed an unqualified opinion on March 22, 2013. Our opinion, in so far as it related to the period from November 10, 2010 (Inception) to December 31, 2012, is based solely on the report of the other auditor.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SSTL, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses from operations since Inception (November 1, 2010) and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Arvada, Colorado

April 8, 2014

12191 W. 64th Avenue, Suite 205B, Arvada, Colorado 80004  •  Phone: 303.968.3281  •  Fax: 303.456.7488  •  www.cutlercpas.com

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado 80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

SSTL, Inc.

Mooresville, North Carolina

I have audited the accompanying balance sheet of SSTL, Inc. as of December 31, 2012, and the related statements of operations, stockholders' equity and cash flows for the year then ended, and for the period from November 10, 2010 (Inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SSTL, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the years then ended, and for the period from November 10, 2010 (Inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered a loss from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	Ronald R. Chadwick, P.C.
March 22, 2013	RONALD R. CHADWICK, P.C.

SSTL, Inc.

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Current assets
Cash	$44,055	$5,234
Accounts receivable - related party	–	15,000
Total current assets	44,055	20,234

Fixed assets - net	65,415	154,861

Total Assets	$109,470	$175,095

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$9,537	$3,302
Accrued Expenses	900	–
Accrued interest payable	402	5,342
Related party note payable	25,000	25,000
Related party line of credit	175,000	175,000
Total current liabilities	210,839	208,644

Total Liabilities	210,839	208,644

Stockholders' Equity
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.001 par value; 100,000,000 shares authorized; 16,254,167 shares issued and outstanding	16,254	16,254
Additional paid in capital	419,496	419,496
Deficit accumulated during the development stage	(537,119)	(469,299)
Total Stockholders' Deficit	(101,369)	(33,549)

Total Liabilities and Stockholders' Deficit	$109,470	$175,095

The accompanying notes are an integral part of the financial statements.

SSTL, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Twelve Months Ended		Period From Nov. 10, 2010 (Inception) To
	December 31, 2013	December 31, 2012	December 31, 2013
Revenues - related party	$60,000	$60,000	$135,000

Operating expenses:
Amortization & depreciation	65,000	85,000	225,139
General and administrative	60,524	113,779	442,536
Total operating expenses	125,524	198,779	667,675

Gain (loss) from operations	(65,524)	(138,779)	(532,675)

Other income (expense):
Insurance income	–	–	19,077
Gain on sale of equipment	16,555	–	16,555
Interest expense - related party	(18,851)	(17,568)	(40,076)
Total income (expense)	(2,296)	(17,568)	(4,444)

Income (loss) before provision for income taxes	(67,820)	(156,347)	(537,119)

Provision for income tax	–	–	–

Net income (loss)	$(67,820)	$(156,347)	$(537,119)

Net income (loss) per share:
Basic and fully diluted	$(0.00)*	$(0.01)

Weighted average number of common shares outstanding:
Basic and fully diluted	16,254,167	16,254,167

_______________

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of the financial statements.

SSTL, Inc.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock ($.001 Par)		Additional	Deficit Accumulated During The Development	Total Stockholders'
	Shares	Amount	Paid in Capital	Stage	Equity (Deficit)
Balances at (inception) November 10, 2010	–	$–	$–	$–	$–

Net income (loss) for the period	–	–	–	–	–

Balances at December 31, 2010	–	–	–	–	–

Shares issued for assets	9,666,667	9,667	280,333	–	290,000

Capital contributions - related party	–	–	5,000	–	5,000

Shares issued for cash	1,887,500	1,887	34,863	–	36,750

Shares issued for services	4,700,000	4,700	99,300	–	104,000

Net income (loss) for the year	–	–	–	(312,952)	(312,952)

Balances at December 31, 2011	16,254,167	16,254	419,496	(312,952)	122,798

Net income (loss) for the year	–	–	–	(156,347)	(156,347)

Balances at December 31, 2012	16,254,167	16,254	419,496	(469,299)	(33,549)

Net income (loss) for the year	–	–	–	(67,820)	(67,820)

Balances at December 31, 2013	16,254,167	$16,254	$419,496	$(537,119)	$(101,369)

The accompanying notes are an integral part of the financial statements.

SSTL, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Twelve Months Ended		Period From Nov. 10, 2010 (Inception) To
	December 31, 2013	December 31, 2012	December 31, 2013
Cash Flows From Operating Activities:
Net income (loss)	$(67,820)	$(156,347)	$(537,119)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization & depreciation	65,000	85,000	225,139
Compensatory stock issuances	–	–	104,000
Gain on fixed asset sales	(16,555)	–	(16,555)
Changes in operating assets and liabilities
Accounts receivable	15,000	–	–
Accounts payable and accrued expenses	$2,196	$(3,466)	$35,840
Net cash provided by (used for) operating activities	(2,179)	(74,813)	(188,695)

Cash Flows From Investing Activities:
Fixed assets - purchases	–	–	(25,000)
Fixed assets - sales proceeds	41,000	–	41,000
Net cash provided by (used for) investing activities	41,000	–	16,000

Cash Flows From Financing Activities:
Note payable - borrowings	–	75,000	225,000
Note payable - payments	–	–	(50,000)
Issuance of stock for cash	–	–	36,750
Paid in capital	–	–	5,000
Net cash provided by (used for) financing activities	–	75,000	216,750

Net Increase (Decrease) In Cash	38,821	187	44,055

Cash At The Beginning Of The Period	5,234	5,047	–

Cash At The End Of The Period	$44,055	$5,234	$44,055

Schedule Of Non-Cash Investing And Financing Activities

Common stock issued for assets	$–	$–	$290,000

Supplemental Disclosure:

Cash paid for interest	$23,790	$13,157	$39,673
Cash paid for income taxes	$–	$–	$–

The accompanying notes are an integral part of the financial statements.

SSTL, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2013 AND 2012 AND

THE PERIOD FROM NOVEMBER 10, 2010 TO DECEMBER 31, 2013

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

Use of estimates and Assumptions

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2013 the Company had no balance of accounts receivable and consequently no allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life. The Company uses a three year life for racing vehicles, and five years for transport vehicles and furniture and fixtures.

Revenue recognition

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

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no advertising costs for during the twelve months ended December 31, 2013 or 2012.

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

The Company had no potentially dilutive debt or equity instruments issued and outstanding during the twelve months ended December 31, 2013 or 2012.

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheets, approximates fair value due to their short term maturities.

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

Products and services, geographic areas and major customers

The Company currently earns revenue from leasing its racing vehicles on a month to month basis. All Company revenues in 2013 and 2012 were from one customer, a company related by common control.

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

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Recent accounting pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe that the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

NOTE 2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at December 31, 2013 the Company had current assets, comprising of cash, of $44,055, current liabilities of $210,839 and a working capital deficit of $166,784. The Company has incurred losses since Inception to December 31, 2013 of $537,119 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

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

NOTE 3. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	Dec. 31,	Dec. 31,
	2013	2012
Racing vehicles and equipment	$105,000	$165,000
Transport vehicles	150,000	150,000
	255,000	315,000
Less accumulated depreciation	(189,585)	(160,139)

Total	$65,415	$154,861

On January 19, 2013, we sold two of our chassis for cash consideration $41,000 to an independent party and recognized a gain on sale of $16,555.

Depreciation expense for the twelve months ended December 31, 2013 and 2012 was $65,000 and $85,000, respectively.

NOTE 4. RELATED PARTY NOTE PAYABLE

On May 31, 2011, a company controlled by our controlling shareholder loaned $25,000 to us and we executed an unsecured promissory note, bearing interest at 10% per annum. The note was renewed on May 31, 2013.

This related party note payable of $25,000 was outstanding as at December 31, 2013 and 2012.

NOTE 5. RELATED PARTY LINE OF CREDIT

As at December 31, 2012 and 2013 the Company had drawn down $175,000 under a $500,000 unsecured line of credit with a company controlled by our controlling shareholder, bearing interest at 10% per annum, with $100,000 currently due and $75,000 due in January 2014. Interest expense for 2013 and 2012 was $18,851 and $17,568 with accrued interest payable at December 31, 2013 and 2012 of $402 and $5,342.

NOTE 6. RELATED PARTY TRANSACTIONS

In 2011:

•	a major shareholder was issued 9,666,667 common shares for fixed assets valued at $290,000, 1,000,000 shares for consulting services provided to the Company valued at $30,000, and purchased 100,000 shares for $1,000 cash.

•	other founders were issued 3,700,000 common shares for services valued at $74,000.

During the twelve months ended December 31, 2013 and 2012, all of the Company revenues of $60,000 in each year were derived from month to month equipment lease fees from a company controlled by a major shareholder.

The Company occupies racing storage and shop space from a Company under common control on a verbal, as agreed, month to month basis and pays no rent.

As at December 31, 2012 and 2013 the Company owed a company controlled by our controlling shareholder $25,000 for working capital advances, bearing interest at 10% and due on demand.

As at December 31, 2012 and 2013 the Company had drawn down $175,000 under a $500,000 unsecured line of credit with a company controlled by our controlling shareholder, bearing interest at 10% per annum, with $100,000 currently due and $75,000 due in January 2014. Interest expense for 2013 and 2012 was $18,851 and $17,568 with accrued interest payable at December 31, 2013 and 2012 of $402 and $5,342.

NOTE 7. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2013 and 2012 the Company had net operating loss carryforwards of approximately $537,000 and $469,000 which begin to expire in 2031. The deferred tax asset of $108,000 and $94,000 created by the net operating loss has been offset by a 100% valuation allowance. The change in the valuation allowance for the years ended December 31, 2013 and 2012 was $14,000 and $31,000.

NOTE 8. SUBSEQUENT EVENTS

As of March 31, 2014 we borrowed a total of $175,000 from a related party pursuant to an unsecured demand promissory note. The note bears interest at 10% per annum.

In accordance with ASC 855-10, “Subsequent Events” the Company has analyzed its operations subsequent to December 31, 2013 to the date these financial statements were available to be issued on April 11, 2014, and has determined that, other than as disclosed above, it does not have any material subsequent events to disclose in these financial statements.

