Form 10-Q
period 2014-03-31
SSTL, Inc.
filed 2014-05-20
CIK 1534298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number 333-177792

SSTL, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-4168979
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Susan Lokey, Chief Executive Officer

10508 Bailey Road, Suite 106

Cornelius, NC 28031

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

There were 16,254,167 shares of the registrant’s common stock, $0.001 par value per share, outstanding on May 15, 2014.

Indicate by check mark whether the Registrant is a large accelerated filer, an accredited filer, a non-accredited filer, (or a  smaller reporting company in Rule 12b-2 of the Exchange Act.(check one)

Large Accredited filer ☐	Accelerated filer ☐

Non-accredited filer ☐	Smaller reporting company ☒

SSTL, Inc.

TABLE OF CONTENTS

		Page
Part I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements:	1

	Condensed Balance Sheets at March 31, 2014 (unaudited) and December 31, 2013 (audited)	1

	Condensed Statements of Operations for the three month periods ended March 31, 2014 and, 2013, and for the period from November 10, 2010 (inception) through March 31, 2014 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ Deficit for the period from November 10, 2010 (inception) through March 31, 2014 (unaudited)	3

	Condensed Statements of Cash Flows for the three month periods ended March 31, 2014 and March 31, 2013, and for the period from November 10, 2010 (inception) through March 31, 2014 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5	Other Information	15

Item 6.	Exhibits	16

Signatures		17

i

SSTL, Inc.

Financial Statements

(Unaudited)

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SSTL, INC.

FINANCIAL STATEMENTS

(Unaudited)

Quarter Ended March 31, 2014

SSTL, Inc.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)	(audited)

ASSETS

Current assets
Cash	$29,044	$44,055
Accounts receivable	15,000	–
Total current assets	44,044	44,055

Fixed assets - net	54,999	65,415

Total Assets	$99,043	$109,470

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$812	$9,537
Accrued expenses	–	900
Accrued interest payable	6,180	402
Related party note payable	200,000	200,000

Total current liabilities	206,992	210,839

Total Liabilities	206,992	210,839

Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $.001 par value; 100,000,000 shares authorized; 16,254,167 shares issued and outstanding	16,254	16,254
Additional paid in capital	419,496	419,496
Deficit accumulated during the development stage	(543,699)	(537,119)

Total Stockholders' deficit	(107,949)	(101,369)

Total Liabilities and Stockholders' deficit	$99,043	$109,470

The accompanying notes are an integral part of the unaudited financial statements

SSTL, Inc.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

			Period From
			Nov. 10, 2010
	For the Three Months Ended		(Inception) To
	March 31, 2014	March 31, 2013	March 31, 2014

Revenues - Related Party	$15,000	$15,000	$150,000

Operating expenses:
Amortization & depreciation	10,416	16,250	235,555
General and administrative	5,386	13,366	447,922
Total Operating Expenses	15,802	29,616	683,477

Income (loss) from Operations	(802)	(14,616)	(533,477)

Other income (expense):
Insurance income	–	–	19,077
Gain on sale of equipment	–	16,555	16,555
Interest expense	(5,778)	(4,813)	(45,854)
Total other income (expense)	(5,778)	11,742	(10,222)

Income (loss) before provision for income taxes	(6,580)	(2,874)	(543,699)

Provision for income tax	–	–	–

Net income (loss)	$(6,580)	$(2,874)	$(543,699)

Net income (loss) per share Basic and Fully Diluted	$(0.00)*	$(0.00)*

Weighted average number of shares Basic and Fully Diluted	16,254,167	16,254,167

* denotes a loss less than $(0.01) per share

The accompanying notes are an integral part of the unaudited financial statements

SSTL, Inc.

(A Development Stage Company)

CONDENSED CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

	Issue	Common Stock	Amount	Additional Paid in	Accumulated During The Developmental	Shareholders
	Date	Shares	($.001 Par)	Capital	Stage	Deficit

Balances at (inception) November 10, 2010	-	–	$–	$–	$–	$–

Net income (loss) for the period	-				–	–

Shares issued for services	Nov-10	2,100,000	2,100	44,368	–	46,468

Balances at December 31, 2010		2,100,000	2,100	44,368	–	46,468

Shares issued for cash	-	100,000	100	1,000	–	1,000

Capital contributions - related party	Feb-11	–	–	5,000	–	5,000

Shares issued for assets	Feb-11	9,666,667	9,667	280,333	–	290,000

Shares issued for services	Feb-11	1,000,000	1,000	21,128	–	22,128

Shares issued for services	Aug-11	800,000	800	16,902	–	17,702

Shares issued for services	Sep-11	800,000	800	16,902	–	17,702

Shares issued for cash	Jul-11	1,025,000	1,025	19,475	–	20,500

Shares issued for cash	Aug-11	125,000	125	2,375	–	2,500

Shares issued for cash	Sep-11	575,000	575	10,925	–	11,500

Shares issued for cash	Oct-11	62,500	63	1,188	–	1,251

Net income (loss) for the year	-	–	–	–	(312,952)	(312,952)

Balances at December 31, 2011		16,254,167	16,254	419,596	(312,952)	122,798

Net income (loss) for the year	-	–	–	–	(156,347)	(156,347)

Balances at December 31, 2012		16,254,167	16,254	419,596	(469,299)	(33,549)

Net income (loss) for the year	-	–	–	–	(67,820)	(67,820)

Balances at December 31, 2013		16,254,167	16,254	419,596	(537,119)	(101,369)

Net income (loss) for the quarter	-	–	–	–	(6,580)	(6,580)

Balances at March 31, 2014		16,254,167	$16,254	$419,596	($543,699)	($107,949)

The accompanying notes are an integral part of the unaudited financial statements

SSTL, Inc.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			Period From
			Nov. 10, 2010
	For the Three Months Ended		(Inception) To
	March 31, 2014	March 31, 2013	March 31, 2014

Cash Flows From Operating Activities:
Net income (loss)	$(6,580)	$(2,874)	$(543,699)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization & depreciation	10,416	16,250	235,555
Compensatory stock issuances	–	–	104,000
Gain on fixed asset sales	–	(16,555)	(16,555)
Changes in operating assets and liabilities
Accounts receivable	(15,000)	–	(15,000)
Accrued expenses and Accounts Payable	(3,848)	2,915	31,993
Net cash provided by (used for) operating activities	(15,011)	(264)	(203,706)

Cash Flows From Investing Activities:
Fixed assets - purchases	–	–	(25,000)
Fixed assets - sales	–	41,000	41,000
Net cash provided by (used for) investing activities	–	41,000	16,000

Cash Flows From Financing Activities:
Note payable - borrowings	–	–	225,000
Note payable - payments	–	–	(50,000)
Issuance of stock for cash	–	–	36,750
Paid in capital	–	–	5,000
Net cash provided by (used for) financing activities	–	–	216,750

Net Increase (Decrease) In Cash	(15,011)	40,736	29,044

Cash At The Beginning Of The Period	44,055	5,234	–

Cash At The End Of The Period	$29,044	$45,970	$29,044

Schedule Of Non-Cash Investing And Financing Activities

Common stock issued for assets	$–	$–	$–

Supplemental Disclosure:

Cash paid for interest	$–	$–	$–
Cash paid for income taxes	$–	$–	$–

The accompanying notes are an integral part of the unaudited financial statements

SSTL, Inc.

(A Development Stage Company)

NOTES TO (UNAUDITED) FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013 AND THE PERIOD FROM NOVEMBER 10, 2010 (INCEPTION) TO MARCH 31, 2014

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SSTL, Inc. (the “Company”) was incorporated in the State of Nevada on November 10, 2010 (Inception). The Company designs and assembles motorsport racing vehicles for its own use, and plans to compete in organized racing events. The Company has currently only conducted limited activities and is considered to be in the development stage.

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted December 31 fiscal year end.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Recent accounting pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At March 31, 2014 the Company had no balance in allowance for doubtful accounts.

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

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no advertising costs for the three months ending March 2014 and 2013.

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

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. No potentially dilutive debt or equity instruments were issued or outstanding during the three month periods ended March 31, 2014 and 2013.

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheets, including accounts receivable, accounts payable, accrued interest payable, related party note payable and note payable approximate their fair value due to the short maturities of these financial instruments.

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

Products and services, geographic areas and major customers

The Company currently earns revenue from leasing its racing vehicles on a month to month basis. All Company revenues during the three months ended March 2014 and 2013 were from one customer, a company related by common control.

Stock based compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

NOTE 2. RELATED PARTY TRANSACTIONS

At March 31, 2014 and 2013, the Company owed an officer $25,000 for working capital advances on a verbal, 10% interest bearing, due on demand basis. In 2011 a major shareholder was issued 9,666,667 common shares for fixed assets valued at $290,000, 1,000,000 shares for consulting services provided to the Company valued at $30,000, and purchased 100,000 shares for $1,000 cash. Other founders were issued 3,700,000 common shares for services valued at $74,000. All Company revenues during the three month period ending March 31, 2014 and 2013 of $15,000 and $15,000 and the accompanying accounts receivable balances were derived from month to month equipment lease fees from a company controlled by a major shareholder. The Company occupies racing storage and shop space from a Company under common control on a verbal, as agreed, month to month basis and pays no rent.

NOTE 3. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	March 31,	Dec. 31,
	2014	2013

Racing vehicles and equipment	$105,000	$105,000
Transport vehicles	150,000	150,000
	255,000	255,000
Less accumulated depreciation	(200,001)	(189,585)
Total	$54.999	$65,415

Depreciation expense for quarter ending March 31, 2014 and 2013 was $10,416 and $16,250, respectively.

NOTE 4. NOTES PAYABLE RELATED PARTY

As at March 31, 2014 and 2013, the Company owed an officer $25,000 for working capital advances on a verbal, 10% interest bearing, due on demand basis.

As at March 31, 2014 and 2013 had notes payable to a related party company under common control for $175,000, unsecured, and bears interest at 10% per annum, with $175,000 currently due. Interest expense for the period ending March 31, 2014 and 2013 was $5,778 and $4,813, respectively with accrued interest payable at March 31, 2014 and December 31, 2013 of $6,180 and $402, respectively.

NOTE 5. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At March 31, 2014 and December 31, 2013 the Company had net operating loss carryforwards of approximately $544,000 and $537,000, respectively, which begin to expire in 2031. The deferred tax asset of $109,000 and $108,000 created by the net operating loss has been offset by a 100% valuation allowance.

NOTE 6. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at March 31, 2014 the Company had current assets, comprising of cash and accounts receivable, of $44,044, current liabilities of $206,992 and a working capital deficit of $162,948. The Company has incurred losses since Inception to March 31, 2014 of $543,699 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

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

NOTE 7. – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2014 through the date the financial statements were available to be issued on May 9, 2014 and has determined that there are no items to disclose.

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

Business of the Company

The Company was incorporated in the State of Nevada on November 10, 2010 (Inception) as GB Race Leasing, Inc. The name was changed to SSTL, Inc. on April 14, 2011. We are a developmental stage motorsports equipment leasing company that intends to offer to lease custom built racing vehicles for use in the National Association for Stock Car Auto Racing ("NASCAR") "Camping World” truck racing series. . Each vehicle consists of a chassis and a truck body, with no engine or transmission, (the vehicles are referred to in the motorsports industry as “Racing Trucks" or "Race Truck Chassis "). The vehicles are offered for lease to potential clients that compete exclusively in the NASCAR Camping World Truck Series (“NCWTS”) of sanctioned NASCAR oval track racing events at intermediate and superspeedway tracks. We intend to offer to lease our vehicles to qualified companies and individuals for their use in racing competitions in the United States.

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

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues

Total revenues for the three months ended March 31, 2014 were $15,000 unchanged for the $15,000 revenue for the same period ending March 31, 2013. In both periods the revenue was derived forma related party

Cost of Revenues

There were no costs of revenues for the three months periods ended March 31, 2014 or 2013.

Operating Expenses

Operating expenses for the three months ended March 31, 2014 were $15,802 compared to $29,616 for the same period ended March 31, 2013, a decrease of $13,814. The decrease was due to an overall decrease in general and administrative expenses and depreciation and amortization expenses.  Depreciation and amortization expenses for the three months ended March 31, 2014 was $10,416 compared to $16,250, a difference of $5,834 for the same period in 2013.

Interest and Financing Costs

Interest and financing costs for the three months ended March  31, 2014 were $5,778 compared to $4,813 for the period ended March 31, 2013. The increase for the three months period ended March 31, 2014 as compared to the same period in 2013 was due to an increase in the indebtedness of the Company.

Other Income (expense)

The Company realized a gain on the sale of equipment (truck sales) of $16,555 during the three month period ended March 31, 2013. The Company did not have any an such gain during the three month period ended March 31, 2014.

During the three months ended March 31, 2014 we recognized interest expense of $5,778, broadly in line with the $4,813 interest expense we incurred in the three months ended March 31, 2013.

Net Loss

Net loss for the three months ended March 31, 2014 was $6,580 compared to $2,874 for the same period ended March 31, 2013 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company incurred a net loss of ($6,580) for the three months ended March 31, 2014 and used ($15,011) cash in operating activities for the period.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s current source of cash is revenue raised in its operations, loans from related parties and proceeds from the sale of its common stock. The Company will continue to explore other sources of capital to expand and fund its current operations.

Cash Flows for the Three Months Ended March 31, 2014.

Operating activities

During the three months ended March 31, 2014 we used $15,011 compared to $264 during the three months ended March 31, 2013. During the three months ended March 31, 2014 we incurred a loss of $6,580, of which $10,416 related to noncash amortization and depreciation, and used $15,000 in an increased balance of accounts receivable and $3,848 in a reduction in accrued expenses and accounts payable. By comparison during the three months ended March 31, 2013 we incurred a loss of $2,874, of which $16,250 related to noncash amortization and depreciation and $16,555 to the noncash gain on the sale of fixed assets, and generated $3,848 from an increase in accrued expenses and accounts payable

Investing activities

During the three months ended March 31, 2014 we neither generated nor used cash in investing activities. By comparison during the three months ended March 31, 2103 we generated $41,00 from the sale of fixed assets.

Financing activities

During the three months ended March 31, 2014 and 2013 we neither generated nor used cash in financing activities.

Stockholder Matters

As at March 31, 2014 the Company had a stockholders’ deficit of $107,949 on March 31, 2014 compared to $101,369 as at December 31, 2013.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014, the Company did not sell or issue any shares.

ITEM 3. Default Upon Senior Securities

During the three months ended March 31, 2014, the Company had no senior securities issued and outstanding.

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

None.

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

May 20, 2014

by: /s/ Susan Lokey

Susan Lokey

Chief Executive Officer

