Form 10-Q
period 2014-06-30
SSTL, Inc.
filed 2014-08-12
CIK 1534298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

There were 16,254,167 shares of the registrant’s common stock, $0.001 par value per share, outstanding on August 11, 2014.

Indicate by check mark whether the Registrant is a large accelerated filer, an accredited filer, a non-accredited filer, (or a  smaller reporting company in Rule 12b-2 of the Exchange Act.(check one)

Large Accredited filer ☐	Accelerated filer ☐

Non-accredited filer ☐	Smaller reporting company ☒

SSTL, Inc

TABLE OF CONTENTS

		Page

Part I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements:	1

	Condensed Balance Sheets at June 30, 2014 (unaudited) and December 31, 2013 (audited)	1

	Condensed Statements of Operations for the three and six month periods ended June 30, 2014 and 2013 and for the period from November 10, 2010 (inception) through June 30, 2014 (unaudited)	2

	Condensed Statements of Cash Flows for the six month periods ended June 30, 2014 and June 30, 2013, and for the period from November 10, 2010 (inception) through June 30, 2014 (unaudited)	3

	Condensed Statements of Changes in Equity (Deficit) for the period from November 10, 2010 (inception) through June 30, 2014 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Security	14

Item 4.	Mine Safety Disclosures	14

Item 5	Other Information	14

Item 6.	Exhibits	14

	Signatures	15

i

SSTL, Inc.

Condensed Financial Statements

(Unaudited)

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SSTL, INC.

FINANCIAL STATEMENTS

(Unaudited)

Quarter Ended June 30, 2013

SSTL, Inc.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash	$16,207	$44,055
Accounts receivable	45,000	–
Total current assets	61,207	44,055

Fixed assets - net	47,500	65,415

Total Assets	$108,707	$109,470

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$375	$9,537
Accrued expenses	–	900
Accrued interest payable	10,543	402
Related party note payable	200,000	200,000
Total current liabilities	210,918	210,839

Total Liabilities	210,918	210,839

Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $.001 par value; 100,000,000 shares authorized; 16,254,167 shares issued and outstanding	16,254	16,254
Additional paid in capital	419,496	419,496
Deficit accumulated during the development stage	(537,961)	(537,119)
Total Stockholders' Deficit	(102,211)	(101,369)

Total Liabilities and Stockholders' Deficit	$108,707	$109,470

The accompanying notes are an integral part of the unaudited condensed financial statements

SSTL, Inc.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					Period From
					Nov. 10, 2010
					(Inception)
	For the Three Months Ended		For the Six Months Ended		To
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014

Revenues - Related Party	$30,000	$15,000	$45,000	$30,000	$180,000

Operating expenses:
Amortization & depreciation	7,499	16,250	17,915	32,500	243,054
General and administrative	12,400	10,891	17,786	24,257	460,322
Total Operating Expenses	19,899	27,141	35,701	56,757	703,376

Income (loss) from Operations	10,101	(12,141)	9,299	(26,757)	(523,376)

Other income (expense):
Insurance income	–	–	–	–	19,077
Gain on sale of equipment	–	–	–	16,554	16,555
Interest expense	(4,363)	(4,813)	(10,141)	(9,626)	(50,217)
Total other income (expense)	(4,363)	(4,813)	(10,141)	6,928	(14,585)

Income (loss) before provision for income taxes	5,738	(16,954)	(842)	(19,828)	(537,961)

Provision for income tax	–	–	–	–	–

Net income (loss)	$5,738	$(16,954)	$(842)	$(19,828)	$(537,961)

Net income (loss) per share (Basic and fully diluted)	$0.00 *	$(0.00)*	$(0.00)*	$(0.00)*

Weighted average number of shares - Basic and Fully Diluted	16,254,167	16,254,167	16,254,167	16,254,167

* denotes a loss less than $(0.01) per share

The accompanying notes are an integral part of the unaudited condensed financial statements

SSTL, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Period From
			Nov. 10, 2010
			(Inception)
	For the Six Months Ending		To
	June 30, 2014	June 30, 2013	June 30, 2014

Cash Flows From Operating Activities:
Net income (loss)	$(842)	$(19,828)	$(537,961)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization & depreciation	17,915	32,500	243,054
Accounts receivable	(45,000)	(15,000)	(45,000)
Compensatory stock issuances	–	–	104,000
Gain on fixed asset sales	–	(16,555)	(16,555)
Accrued expenses and accounts payables	79	6,324	35,919
Net cash provided by (used for) operating activities	(27,848)	(12,560)	(216,543)

Cash Flows From Investing Activities:
Fixed assets - purchases	–	–	(25,000)
Fixed assets - sales proceeds	–	41,000	41,000
Net cash provided by (used for) investing activities	–	41,000	16,000

Cash Flows From Financing Activities:
Note payable - borrowings	–	–	225,000
Note payable - payments	–	–	(50,000)
Issuance of stock for cash	–	–	36,750
Paid in capital	–	–	5,000
Net cash provided by (used for) financing activities	–	–	216,750

Net Increase (Decrease) In Cash	(27,848)	28,440	16,207

Cash At The Beginning Of The Period	44,055	5,234	–

Cash At The End Of The Period	$16,207	$33,674	$16,207

The accompanying notes are an integral part of the unaudited condensed financial statements

SSTL, Inc.

(A Development Stage Company)

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

(Unaudited)

					Deficit
					Accumulated
		Common			During The
	Issue	Stock	Amount	Additional	Developmental	Shareholders
	Date	Shares	($.001 Par)	Paid in Capital	Stage	Deficit
Balances at (inception) November 10, 2010		–	$–	$–	$–	$–
Net income (loss) for the period	–	–	–	–	–	–
Shares issued for services	Nov-10	2,100,000	2,100	44,368	–	46,468
Balances at December 31, 2010		2,100,000	2,100	44,368	–	46,468
Shares issued for cash		100,000	100	1,000	–	1,000
Capital contributions - related party	Feb-11	–	–	5,000	–	5,000
Shares issued for assets	Feb-11	9,666,667	9,667	280,333	–	290,000
Shares issued for services	Feb-11	1,000,000	1,000	21,128	–	22,128
Shares issued for services	Aug-11	800,000	800	16,902	–	17,702
Shares issued for services	Sep-11	800,000	800	16,902	–	17,702
Shares issued for cash	Jul-11	1,025,000	1,025	19,475	–	20,500
Shares issued for cash	Aug-11	125,000	125	2,375	–	2,500
Shares issued for cash	Sep-11	575,000	575	10,925	–	11,500
Shares issued for cash	Oct-11	62,500	63	1,188	–	1,251
Net income (loss) for the year		–	–	–	(312,952)	(312,952)
Balances at December 31, 2011		16,254,167	16,254	16,254	(312,952)	122,799
Net income (loss) for the year		–	–	–	(156,347)	(156,347)
Balances at December 31, 2012		16,254,167	16,254	419,496	(469,299)	(33,549)
Net income (loss) for the year		–	–	–	(67,820)	(67,820)
Balances at December 31, 2013		16,254,167	16,254	419,496	(537,119)	(101,369)
Net income (loss) for the period		–	–	–	(842)	(842)
Balances at June 20, 2014		$16,254,167	$16,254	$419,496	$(537,961)	$(102,211)

The accompanying notes are an integral part of the condensed unaudited financial statements.

SSTL, Inc.

(A Development Stage Company)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2014 AND 2013 AND THE PERIOD FROM

NOVEMBER 10, 2010 (INCEPTION) TO JUNE 30, 2014

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SSTL, Inc. (the “Company”) was incorporated in the State of Nevada on November 10, 2010 (“Inception”). The Company designs and assembles motorsport racing vehicles for its own use and plans to compete in organized racing events. The Company has currently only conducted limited activities and is considered to be in the development stage.

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

Development Stage Company

The Company is in the development stage as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities,” and among the additional disclosures required as a development stage company are that its financial statements were identified as those of a development stage company, and that the statements of operations, stockholders’ equity (deficit) and cash flows disclosed activity since the date of its inception (November 10, 2010) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has not elected to early adopt these provisions and consequently these additional disclosures are included in these financial statements.

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

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At June 30, 2014 the Company had no balance of allowance for doubtful accounts.

Financial Instruments

The Company has adopted the guidance of ASC 820, “Fair Value Measurement” which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Company’s financial instruments consist principally of cash, accounts receivable, payable, accrued interest and related party note payable. The recorded values of all these financial instruments approximate their current fair values because of the short term nature of these financial instruments.

Property and Equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item’s estimated useful life. The Company uses a three year life for racing vehicles, and five years for transport vehicles and furniture and fixtures.

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

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid since November 10, 2010 (inception).

Revenue Recognition

Revenue is recognized when all of the following criteria were met: persuasive evidence of an arrangement existed, services had been provided, all significant contractual obligations had been satisfied, and collection was reasonably assured.

Advertising Costs

Advertising costs are expensed as incurred. The Company recorded no advertising costs for the three and six months ending June 2014 and 2013.

Stock Based Compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measured. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of share of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company’s preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. No potentially dilutive debt or equity instruments were issued or outstanding during the three and six month periods ended June 30, 2014 or 2013.

Products and Services, Geographic Areas and Major Customers

The Company currently earns revenue from leasing its racing vehicles on a month to month basis. All Company revenues during the three and six month periods ended June 2014 and 2013 were from one customer, a company related by common control.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations other than in respect of the adoption of the new regulations relating to Development Stage Entities as discussed above.

NOTE 2. RELATED PARTY TRANSACTIONS

As at June 30, 2014 and December 31, 2013, the Company owed an officer $25,000 for working capital advances on a verbal, non-interest bearing, due on demand basis.

As at June 30, 2014 and December 31, 2013, the Company had notes payable to a related party company under common control for $175,000, unsecured, bearing interest at 10% per annum, with $175,000 currently due. Interest expense for the three months ending June 30, 2014 and 2013 was $4,363 and $4,813. Interest expense for the six months ending June 30, 2014 and 2013 was $10,141 and $9,626. Accrued interest payable at June 30, 2014 and December 31, 2013 was $10,543 and $402.

All Company revenues during the three month period ending June 30, 2014 and 2013 of $30,000 and $15,000 and all Company revenues during six month period ending June 30, 2014 and 2013 of $45,000 and $30,000 and the accompanying accounts receivable balances were derived from month to month equipment lease fees from a company related by common control.

The Company occupies racing storage and shop space from a Company under common control on a verbal, as agreed, month to month basis and pays no rent.

NOTE 3. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	June 30, 2014	December 31, 2013

Racing vehicles and equipment	$105,000	$105,000
Transport vehicles	150,000	150,000
	$255,000	$255,000
Less accumulated depreciation	(207,500)	(189,585)
Total	$47,500	$65,415

Depreciation expense for the three months ending June 30, 2014 and 2013 was $7,499 and $16,250. Depreciation expense for the six months ending June 30, 2014 and 2013 was $17,915 and $32,500, respectively.

NOTE 4. RELATED PARTY NOTES PAYABLE

As at June 30, 2014 and December 31, 2013, the Company owed an officer $25,000 for working capital advances on a verbal, non-interest bearing, due on demand basis.

As at June 30, 2014 and December 31, 2013, the Company had notes payable to a related party company under common control for $175,000, unsecured, bearing interest at 10% per annum, with $175,000 currently due. Interest expense for the three months ending June 30, 2014 and 2013 was $4,363 and $4,813. Interest expense for the six months ending June 30, 2014 and 2013 was $10,141 and $ 9,626. Accrued interest payable at June 30, 2014 and December 31, 2013 was $10,543 and $402, respectively.

NOTE 5. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At June 30, 2014 and December 31, 2013 the Company had net operating loss carryforwards of approximately $538,000 which begin to expire in 2031. The deferred tax asset of $108,000 created by the net operating losses has been offset by a 100% valuation allowance.

NOTE 6. GOING CONCERN

The Company has suffered a loss of $537,961 since November 10, 2010 (inception) which raises substantial doubt about the Company’s ability to continue as a going concern. Continued losses could cause the Company to be unable to continue in the racing industry or to meet debt obligations. The Company believes that racing requires significant capital outlays on a continual basis to successfully fund operations, but with adequate funding that profitable operations can be achieved.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. By doing so, the Company hopes to generate profits from racing activities. Management believes that actions presently being taken to obtain funding provide the opportunity for the Company to continue as a going concern.

NOTE 7. SUBSEQUENT EVENTS

In preparing these financial statements, the Company has analyzed its operations subsequent to June 30, 2014 to the date these financial statements were available to be issued on August 11, 2014 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Marketing of our Race Truck Chassis was conducted by Jason White, our former CEO, through March 4, 2013 directly with potential lessees. We are currently seeking to hire a marketing and sales person to provide the services formerly provided by Jason White. In addition, we intend to advertise the availability of our Race Truck Chassis in trade magazines and other trade periodicals

Terms of Our Rental Agreement

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues – Related Party

Total revenues for the three months ended June 30, 2014 were $30,000 compared to $15,000 for the same period ending June 30, 2013, representing an increase of $15,000 from the same period in 2013. All revenues in both periods were derived from leasing its racing vehicle on a month to month basis to one customer, a company related by common control. The increase in revenue in 2014 was due to an increase in racing truck leasing revenue from the NASCAR Camping World Truck Series that took place during the period.

Operating Expenses

Operating expenses for the three months ended June 30, 2014 were $19,899 compared to $27,141 for the same period ended June 30, 2013, a decrease of $7,242.  The decrease was principally due to a decrease in depreciation and amortization expenses. Depreciation and amortization expenses for the three months ended June 30, 2014 was $7,499 compared to $16,250 for the same period in 2013, a difference of $8,751 due to the sale of equipment.

Interest and Financing Costs

Interest and financing costs for the three months ended June 30, 2014 were $4,363 compared to $4,813 for the three months ended June 30, 2013. The decrease for the three months period ended June 30, 2014 as compared to the same period in 2013 was due to a decrease in the indebtedness of the Company.

Net Income (Loss)

The Company recognized net income of $5,738 during the three month period ended June 30, 2014 compared to a loss of $16,954 during the three month period ended June 30, 3013 due to the factors discussed above.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues — Related Party

Total revenues for the six months ended June 30, 2014 were $45,000 compared to $30,000 for the same period ending June 30, 2013, representing an increase of $15,000 from the same period in 2013. All revenues in both periods were derived from leasing its racing vehicle on a month to month basis to one customer, a company related by common control. The increase in revenue in 2014 was due to an increase in racing truck leasing revenue from the NASCAR Camping World Truck Series that took place during the period.

Operating Expenses

Operating expenses for the six months ended June 30, 2014 were $35,701 compared to $56,757 representing a decrease of $21,056 for the same period ended June 30, 2013. The decrease was due to a $6,471 decrease in general and administrative costs and a $14,585 decrease in depreciation and amortization expenses for the six months ended June 30, 2014. The decrease in depreciation and amortization was due to the sale of equipment.

Gain on Sale of Equipment

The Company did not recognize any gain on the sale of equipment during the six months ended June 30, 2014. The Company recognized a gain of $16,554 on the sale of equipment during the six month period ending June 30, 2013.

Interest and Financing Costs

Interest and financing costs for the six months ended June 30, 2014 were $10,141 compared to $9,626 for the period ended June 30, 2013.  The increase for the six months period ended June 30, 2014 as compared to the same period in 2013 was due to an increase in indebtedness in the Company over the period

Net Loss

The net loss for the six months ended June 30, 2014 was $842 compared to $19,828 for the same period ended June 30, 2013 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At June 30, 2014, the Company had current assets, comprising of cash and accounts receivable, of $61,207 and current liabilities of $210,918 resulting in a working capital deficit of $149,711. We have experienced losses since our inception (November 10, 2010) and had an accumulated deficit of $537,961 at June 30, 2014. This raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The Company’s current source of cash is capital raised for its operations, proceeds from the sale of its common stock and loans from related parties. The Company will continue to explore other sources of capital to expand and fund its current operations.

Cash Flows for the Six Months Ended June 30, 2014.

Operating activities for the six months ended June 30, 2014 used $27,847 in cash compared to cash of $12,560 used in operating activities during the six months ended June 30, 2013. During the six months ended June 30, 2014 we incurred a loss of $842 and an increase in accounts receivable of $45,000 which was only partially offset for cash flow purposes by $17,915 in non-cash expenses and a $79 increase in accrued expenses and payables. By comparison during the six months ended June 30, 2013 we incurred loss of $19,828 and an increase in accounts receivable of $15,000 which was only partially offset for cash flow purposes by a net of $15,945 in non-cash expenses and a $6,324 increase in accrued expenses and payables. The Company neither generated nor used cash in investing activities during the six months ended June 30, 2014. By comparison, during the six months ended June 30, 2013 the Company generated cash of $41,000 from investing activities from the proceeds from the sale of a fixed asset. The Company neither generated nor used cash in investing activities during the six months need June 30, 2014 or 2013.

Consequently the Company financed its operating losses in the six months ended June 30, 2014 from its brought forward cash resources and for the six month period ended June 30, 2013 from the proceeds from the sale of one of its fixed assets.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three and six month periods ended June 30, 2014 and 2013, the Company did not sell or issue any shares.

ITEM 3. Default Upon Senior Securities

During the three and six month periods ended June 30, 2014 and 2013, the Company had no senior securities issued and outstanding.

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

August 11, 2014

SSTL, INC.

By: /s/ Susan Lokey

Susan Lokey

Chief Executive Officer

