Form 10-Q
period 2014-09-30
SSTL, Inc.
filed 2014-11-17
CIK 1534298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

There were 16,254,167 shares of the registrant’s common stock, $0.001 par value per share, outstanding on November 17, 2014.

Indicate by check mark whether the Registrant is a large accelerated filer, an accredited filer, a non-accredited filer, (or a smaller reporting company in Rule 12b-2 of the Exchange Act.(check one)

Large Accredited filer ☐	Accelerated filer ☐

Non-accredited filer ☐	Smaller reporting company ☒

SSTL, Inc

TABLE OF CONTENTS

		Page

Part I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements:	1

	Condensed Balance Sheets at September 30, 2014 (unaudited) and December 31, 2013 (audited)	1

	Condensed Statements of Operations for the three and nine month periods ended September 30, 2014 and 2013, and for the period from November 10, 2010 (inception) through September 30, 2014 (unaudited)	2

	Condensed Statements of Cash Flows for the nine month periods ended September 30, 2014 and September 30, 2013, and for the period from November 10, 2010 (inception) through September 30, 2014 (unaudited)	3

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the period from November 10, 2010 (inception) through September 30, 2014 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Security	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

	Signatures	18

i

SSTL, Inc.

Financial Statements

(Unaudited)

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SSTL, Inc.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash	$11,999	$44,055
Account receivable - related party	52,500	–
Prepaid legal fees	10,013	–
Total current assets	74,512	44,055

Fixed assets - net	40,000	65,415

Total Assets	$114,512	$109,470

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$798	$9,537
Accrued expenses	10,013	900
Accrued interest payable - related party	14,954	402
Related party notes payable	200,000	200,000

Total current liabilties	225,765	210,839

Total Liabilities	225,765	210,839

Stockholders' Deficit
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.001 par value; 100,000,000 shares authorized; 16,254,167 shares issued and outstanding	16,254	16,254
Additional paid in capital	419,496	419,496
Deficit accumulated during the development stage	(547,003)	(537,119)
Total Stockholders' Deficit	(111,253)	(101,369)

Total Liabilities and Stockholders' Deficit	$114,512	$109,470

The accompanying notes are an integral part of the condensed unaudited financial statements.

SSTL, Inc.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					Period From
					Nov. 10, 2010
					(Inception)
	For the Three Months Ended		For the Nine Months Ended		To
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014

Revenues - Related Party	$7,500	$15,000	$52,500	$45,000	$187,500

Operating expenses:
Amortization & depreciation	7,500	16,250	25,415	48,750	250,554
General and administrative	4,631	18,374	22,417	42,630	464,952
Total Operating Expenses	12,131	34,624	47,832	91,380	715,506

Income (loss) from Operations	(4,631)	(19,624)	4,668	(46,380)	(528,006)

Other income (expense):
Insurance income	–	–	–	–	19,076
Gain on sale of equipment	–	–	–	16,554	16,555
Interest expense - Related Party	(4,411)	(4,813)	(14,552)	(14,439)	(54,628)
Total other income (expense)	(4,411)	(4,813)	(14,552)	2,116	(18,997)

Income (loss) before provision for income taxes	(9,042)	(24,437)	(9,884)	(44,265)	(547,003)

Provision for income tax	–	–	–	–	–

Net income (loss)	$(9,042)	$(24,437)	$(9,884)	$(44,265)	$(547,003)

Net income (loss) per share
Basic and Fully Diluted	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

Weighted average number of shares -
Basic and Fully Diluted	16,254,167	16,254,167	16,254,167	16,254,167

* denotes a loss less than $(0.01) per share.

The accompanying notes are an integral part of the condensed unaudited financial statements.

SSTL, Inc.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			Period From
			Nov. 10, 2010
	For the Nine Months Ended		(Inception) To
	September 30,	September 30,	September 30,
	2014	2013	2014

Cash Flows From Operating Activities:
Net income (loss)	$(9,884)	$(44,265)	$(547,003)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Amortization & depreciation	25,415	48,750	250,554
Compensatory stock issuances	–	–	104,000
Gain on fixed asset sales	–	(16,555)	(16,555)
Movement in operating assets and liabilities:
Accounts receivable	(52,500)	–	(52,500)
Prepaid Legal Fees	(10,013)	–	(10,013)
Accrued expenses and accounts payables	(74)	15,915	35,766
Net cash provided by (used for) operating activities	(47,056)	3,845	(235,751)

Cash Flows From Investing Activities:
Fixed assets - purchases	–	–	(25,000)
Fixed assets - sales proceeds	–	41,000	41,000
Net cash provided by (used for) investing activities	–	41,000	16,000

Cash Flows From Financing Activities:
Note payable - borrowings	–	–	225,000
Note payable - payments	–	–	(50,000)
Non-refundable advance for legal fees relating to Merger Agreement	15,000	–	15,000
Issuance of stock for cash	–	–	36,750
Paid in capital	–	–	5,000
Net cash provided by (used for) financing activities	15,000	–	231,750

Net Increase (Decrease) In Cash	(32,056)	44,845	11,999

Cash At The Beginning Of The Period	44,055	5,234	–

Cash At The End Of The Period	$11,999	$50,079	$11,999

Schedule Of Non-Cash Investing And Financing Activities

Common stock issued for assets	$–	$–	$290,000

Supplemental Disclosure:

Cash paid for interest	$–	$–	$39,673
Cash paid for income taxes	$–	$–	$–

The accompanying notes are an integral part of the condensed unaudited financial statements.

SSTL, Inc.

(A Development Stage Company)

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY ( DEFICIT)

(Unaudited)

					Deficit
					Accumulated
		Common		Additional	During The
	Issue	Stock	Amount	Paid in	Developmental	Shareholders
	Date	Shares	($.001 Par)	Capital	Stage	Deficit
Balances at (inception) November 10, 2010 – audited		–	$–	$–	$–	$–

Net income (loss) for the period		–	–	–	–	–

Shares issued for services	Nov-10	2,100,000	2,100	44,368	–	46,468

Balances at December 31, 2010 – audited		2,100,000	2,100	44,368	–	46,468

Shares issued for cash		100,000	100	1,000	–	1,000

Capital contributions - related party	Feb-11	–	–	5,000	–	5,000

Shares issued for assets	Feb-11	9,666,667	9,667	280,333	–	290,000

Shares issued for services	Feb-11	1,000,000	1,000	21,128	–	22,128

Shares issued for services	Aug-11	800,000	800	16,902	–	17,702

Shares issued for services	Sep-11	800,000	800	16,902	–	17,702

Shares issued for cash	Jul-11	1,025,000	1,025	19,475	–	20,500

Shares issued for cash	Aug-11	125,000	125	2,375	–	2,500

Shares issued for cash	Sep-11	575,000	575	10,925	–	11,500

Shares issued for cash	Oct-11	62,500	63	1,188	–	1,251

Net income (loss) for the year		–	–	–	(312,952)	(312,952)

Balances at December 31, 2011 – audited		16,254,167	16,254	419,596	(312,952)	122,798

Net income (loss) for the year		–	–	–	(156,347)	(156,347)

Balances at December 31, 2012 – audited		16,254,167	16,254	419,596	(469,299)	(33,549)

Net income (loss) for the year		–	–	–	(67,820)	(67,820)

Balances at December 31, 2013 – audited		16,254,167	16,254	419,596	(537,119)	(101,369)

Net income (loss) for the quarter		–	–	–	(9,884)	(9,884)

Balances at September 30, 2014 – unaudited		16,254,167	16,254	$419,596	$(547,003)	$(111,253)

The accompanying notes are an integral part of the condensed unaudited financial statements.

SSTL, Inc.

(A Development Stage Company)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013 AND THE PERIOD FROM

NOVEMBER 10, 2010 (INCEPTION) TO SEPTEMBER 30, 2014

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

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the Unites States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Development Stage Company

The Company is in the development stage as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities,” and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, stockholders’ deficit and cash flows disclosed activity since the date of our inception (November 10, 2010) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has not elected to early adopt these provisions and consequently these additional disclosures are included in these financial statements.

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

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At September 30, 2014 the Company had no balance in allowance for doubtful accounts.

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

The Company’s financial instruments consist principally of cash, accounts receivable, prepayments, accounts payable, accrued interest and related party note payable. The recorded values of all these financial instruments approximate their current fair values because of the short term nature of these financial instruments.

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

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid in any of the periods shown.

Revenue Recognition

Revenue is recognized when all of the following criteria were met: persuasive evidence of an arrangement existed, services had been provided, all significant contractual obligations had been satisfied, and collection was reasonably assured.

Advertising Costs

Advertising costs are expensed as incurred. The Company recorded no advertising costs for the three and nine months ending September 2013 and 2014.

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

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of share of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company’s preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. No potentially dilutive debt or equity instruments were issued or outstanding during the three and nine month periods ended September 30, 2014 or 2013.

Products and Services, Geographic Areas and Major Customers

The Company currently earns revenue from leasing its racing vehicles on a month to month basis. All Company revenues during the three and nine month periods ended September 2013 and 2014 were from one customer, a company related by common control.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations other than in respect of the early adoption of the new regulations relating to Development Stage Entities as discussed above.

NOTE 2. RELATED PARTY TRANSACTIONS

As at September 30, 2014 and December 31, 2013, the Company owed an officer $25,000 for working capital advances on a verbal, non-interest bearing, due on demand basis.

As at September 30, 2014 and December 31, 2013, the Company had a notes payable to a related party company under common control for $175,000, unsecured, bearing interest at 10% per annum, with $175,000 currently due. Interest expense for the three months ending September 30, 2013 and 2014 was $4,813 and $4,411. Interest expense for the nine months ending September 30, 2013 and 2014 was $14,439 and $14,552. Accrued interest payable at December 31, 2013 and September 30, 2014 was $402 and $14,954.

All Company revenues during the three month period ending September 30, 2013 and 2014 of $15,000 and $7,500 and all Company revenues during nine month period ending September 30, 2013 and 2014 of $45,000 and $52,500 and the accompanying accounts receivable balances were derived from month to month equipment lease fees from a company controlled by a major shareholder.

The Company occupies racing storage and shop space from a Company under common control on a verbal, as agreed, month to month basis and pays no rent.

NOTE 3. PREPAID LEGAL FEES

During the three months ended September 30, 2014, the Company received a non-refundable payment of $15,000 to pay for legal fees in connection with the proposed Merger agreement as disclosed in Note 8 Subsequent Events below. The funds have been paid to our attorneys as a retainer and accordingly we recognized $15,000 of prepaid legal fees and a matching accrual of $15,000 for legal fees payable.

During the three months ended September 30, 2014 we incurred legal fee of $4,987 in respect of the of the proposed Merger agreement which consequently reduced the balance of the retainer held by our attorneys to $10,013 with a corresponding reduction in the balance of the accrual for legal fees payable.

NOTE 4. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	Sept. 30, 2014	December 31, 2013

Racing vehicles and equipment	$105,000	$105,000
Transport vehicles	150,000	150,000
	$255,000	$255,000
Less accumulated depreciation	(215,000)	(189,585)
Total	$40,000	$65,415

Depreciation expense for the nine months ending September 30, 2014 and 2013 was $25,415 and $48,750. Depreciation expense for the three months ending September 30, 2014 and 2013 was $7,500 and $16,250.

NOTE 5. RELATED PARTY NOTES PAYABLE

As at September 30, 2014 and December 31, 2013, the Company owed an officer $25,000 for working capital advances on a verbal, non-interest bearing, due on demand basis.

The Company at December 31, 2013 and September 30, 2014 had notes payable to a related party company under common control for $175,000, unsecured, bearing interest at 10% per annum, with $175,000 currently due. Interest expense for the three months ending September 30, 2013 and 2014 was $4,813 and $4,411. Interest expense for the nine months ending September 30, 2013 and 2014 was $14,439 and $14,553. Accrued interest payable at December 31, 2013 and September 30, 2014 was $402 and $14,955.

NOTE 6. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At September 30, 2014 and December 31, 2013 the Company had net operating loss carryforwards of approximately $547,003 and $537,119 which begin to expire in 2031. The deferred tax asset of $219,000 and $215,000, calculated at an effective tax rate of 40% and created by the net operating losses, has been offset by a 100% valuation allowance.

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

NOTE 8. SUBSEQUENT EVENTS

On October 30, 2014, Zenovia Digital Exchange Corporation, a Delaware corporation (the “ Zenovia”), entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with the Company, and SSTL Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), providing for the merger of Merger Sub with and into the Zenovia (the “Merger”), with Zenovia surviving the Merger as a wholly-owned subsidiary of the Company. The Merger Agreement was approved by Zenovia’s Board of Directors (the “Board”) and the sole Director of the Company.

At the effective time of the Merger, each share of Zenovia common stock issued and outstanding immediately prior to the effective time of the Merger (other than shares owned by (i) Zenovia, Merger Sub or any direct or indirect subsidiary of any of them immediately prior to the effective time of the Merger or (ii) stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be converted automatically into the right to receive three (3) shares of common stock of the  Company. Other securities of Zenovia convertible or exchangeable into common stock will also be exchanged for securities of the Company based upon the same exchange ratio.

Upon the Closing of the Merger:

•	1,000,000 shares of common stock held by our pre-closing principal stockholder will be exchanged for all of pre-closing assets and liabilities of the Company and such 1,000,000 shares will be cancelled

•	certain of our pre-closing stockholders will cancel 10,355,500 of common stock for no consideration for the purpose of making our capitalization more attractive to future equity investors.

Following the completion of the transactions contemplated by the Merger Agreement, there will be 37,973,667 shares of common stock of the Company issued and outstanding.

Consummation of the Merger is subject to customary conditions, including without limitation: (i) the delivery to the Company of the required audited and unaudited consolidated financial statements, (ii) executed resignations of all officers and directors of the Company, (iii) receipt by Zenovia of all required consents to the consummation of the Merger, including the written consent of the holders of at least 80% of the aggregate principal amount of Zenovia's 14% senior secured notes; and (iv) the absence of any law, injunction, judgment or ruling that prohibits, restrains or makes illegal the consummation of the Merger. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including without limitation: (x) the accuracy of the other party’s representations and warranties contained in the Merger Agreement (subject to materiality qualifiers) and (y) the other party’s performance of its obligations under the Merger Agreement in all material respects. In addition, the obligation of the Company and Merger Sub to consummate the Merger is subject to the absence, since the date of the Merger Agreement, of any effect, development, fact, circumstance, change, event or occurrence that, individually or in the aggregate, has had or would reasonably be expected to have a Material Adverse Effect (as defined in the Merger Agreement).

The Merger Agreement contains certain termination rights for the Company and Zenovia.  If the Merger Agreement is terminated by Zenovia other than for the specified circumstances provided in the Merger Agreement, Zenovia will be required to pay the Company a termination fee of $500,000.

In preparing these financial statements, the Company has analyzed its operations subsequent to September 30, 2014 to the date these financial statements were available to be issued on November 17, 2014 and has determined that, other than as disclosed above, it does not have any material subsequent events to disclose in these financial statements.

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

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues

Total revenues for the three months ended September 30, 2014 were $7,500 compared to $15,000 for the same period ending September 30, 2013, representing an decrease of $7,500 from the same period in 2013. Revenues during the three month periods ending September 30, 2014 and 2013 were derived from leasing its racing vehicles on a month to month basis to one customer, a company related by common control.

Operating Expenses

Operating expenses for the three months ended September 30, 2014 were $12,131 compared to $34,624 for the same period ended September 30, 2013, a decrease of $22,293. The decrease was principally due to a decrease in general and administrative and depreciation and amortization expenses. General and administrative expenses for the three months ended September 30, 2014 were $4,631 compared to $18,374 for the same period in 2013, a difference of $13,743 due to a reduction in legal and consulting fees as we incurred less costs in investigating potential merger opportunities in 2014 than we did in 2013. Depreciation and amortization expenses for the three months ended September 30, 2014 was $7,500 compared to $16,250 for the same period in 2013, a difference of $8,750 due to the sale of equipment.

Interest and Financing Costs

Interest and financing costs for the three months ended September 30, 2014 were $4,411, broadly comparable to $4,813 for the period ended September 30, 2013.

Net Income (Loss)

The Company recognized a net loss of $9,042 during the three month period ended September 30, 2014 compared to a loss of $24,437 during the three month period ended September 30, 3013 due to the factors discussed above.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues

Total revenues for the three months ended September 30, 2014 were $52,500 compared to $45,000 for the same period ending September 30, 2013, representing an increase of $7,500 from the same period in 2013. Revenues during the nine month period ending September 30, 2014 and 2013 were derived from leasing its racing vehicles on a month to month basis to one customer, a company related by common control.

Operating Expenses

Operating expenses for the nine months ended September 30, 2014 were $47,832 compared to $91,380 for the same period ended September 30, 2013, a decrease of $43,548. The decrease was principally due to a decrease in general and administrative and depreciation and amortization expenses. General and administrative expenses for the nine months ended September 30, 2014 were $22,417 compared to $42,630 for the same period in 2013, a difference of $20,213 due to a reduction in legal and consulting fees as we incurred less costs in investigating potential merger opportunities in 2014 than we did in 2013. Depreciation and amortization expenses for the nine months ended September 30, 2014 was $25,415 compared to $48,750 for the same period in 2013, a difference of $23,335 due to the sale of equipment.

Gain on Sale of Equipment

During the three months ended September 30, 2013 we recognized a gain of $16,554 on the sale of a fixed asset.

We made no such sale of fixed assets during the three months ended September 30, 2014.

Interest and Financing Costs

Interest and financing costs for the nine months ended September 30, 2014 were $14,552 broadly similar to the $14,439 for the nine month period ended September 30, 2013.

Net Income (Loss)

The Company recognized net loss of $9,884 during the nine month period ended September 30, 2014 compared to a loss of $44,265 during the nine month period ended September 30, 3013 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At September 30, 2014, the Company had current assets, comprising of cash, accounts receivable, and prepaid expenses of $74,512 and current liabilities of $225,765 resulting in a working capital deficit of $151,253. We have experienced losses since our inception (November 10, 2010) and had an accumulated deficit of $547,003 at September 30, 2014. This raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The Company’s current source of cash is capital raised for its operations, proceeds from the sale of its common stock and loans from related parties. The Company will continue to explore other sources of capital to expand and fund its current operations.

Cash Flows for the Nine Months Ended September 30, 2014.

Operating activities

Operating activities for the nine months ended September 30, 2014 used $47,056 in cash compared to cash of $3,845 generated in operating activities during the nine months ended September 30, 2013. During the nine months ended September 30, 2014 we generated a loss of $9,884 and an increase in accounts receivable of $52,500, in prepayments of $10,013 and a decrease in accounts payable and accrued expenses of $74 which was only partially offset for cash flow purposes by $25,415 in non-cash expenses. By comparison during the nine months ended September 30, 2013 we incurred a loss of $44,265 and a increase in accrued expenses and payables of $15,915 which was offset for cash flow purposes by $48,750 in non-cash expenses and a net gain of $16,555 on the sale of fixed assets.

Investing activities

The Company neither generated nor used cash in investing activities during the nine months ended September 30, 2014. By comparison, during the nine months ended September 30, 2013 the Company generated cash of $41,000 from investing activities from the proceeds from the sale of a fixed asset.

Financing Activities

During the nine months ended September 30, 2014, we received a $15,000 non-refundable advance to pay for legal expenses to be incurred by the Company in respect of the proposed Merger Agreement as discussed in Note 8 Subsequent Events of our financial statements presented above. By comparison, the Company neither generated nor used cash in financing activities during the nine months ended September 30, 2013.

Consequently the Company financed its operating losses in the nine months ended September 30, 2014 from its brought forward cash resources and for the nine month period ended September 30, 2013 from the proceeds from the sale of one of its fixed assets.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2014, the Company did not sell or issue any shares.

ITEM 3. Default Upon Senior Securities

During the nine months ended September 30, 2014, the Company had no senior securities issued and outstanding.

ITEM 4. Mine Safety Disclosures

Not applicable to our Company.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K

SEC Ref. No.	Title of Document
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer pursuant to U.S.C. pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer pursuant to U.S.C. pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SSTL, INC.

November 17, 2014

By: /s/ Susan Lokey

       Susan Lokey

       Chief Executive Officer

