Form 10-K
period 2014-12-31
SSTL, Inc.
filed 2015-04-10
CIK 1534298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2014, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $10,775,000 based upon the last price paid ($2.00 per share of common stock) as of June 30,2014.

On April 14, 2015, we had 16,854,167 shares of common stock issued and outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2014

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

ii

PART I

SPECIAL NOTE –POTENTIAL MERGER

On October 30, 2014, Zenovia Digital Exchange Corporation, a Delaware corporation (the “ Zenovia”), entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with the Company , and SSTL Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), providing for the merger of Merger Sub with and into Zenovia (the “Merger”), with Zenovia surviving the Merger as a wholly-owned subsidiary of the Company.

If the Merger is consummated, at the effective time of the Merger (the "Closing"), each share of Zenovia common stock issued and outstanding immediately prior to the effective time of the Merger (other than shares owned by (i) Zenovia, Merger Sub or any direct or indirect subsidiary of any of them immediately prior to the effective time of the Merger or (ii) stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be converted automatically into the right to receive three (3) shares of common stock of the Company. Other securities of the Company convertible or exchangeable into common stock will also be exchanged for securities of the Company based upon the same exchange ratio.

There are currently 16,854,167 shares issued and outstanding of the Company. Upon the Closing of the Merger:

•	1,000,000 shares of common stock held by our pre-closing principal stockholder will be exchanged for all of pre-closing assets and liabilities of the Company; and such 1,000,000 shares will be cancelled

•	certain of our pre-closing stockholders will cancel 10,355,500 of common stock for no consideration for the purpose of making our capitalization more attractive to future equity investors.

Following the completion of the transactions contemplated by the Merger Agreement, there will be 38,273 ,667 shares of common stock issued and outstanding.

Consummation of the Merger is subject to customary conditions, including without limitation: (i) the delivery to the Company of the required audited and unaudited consolidated financial statements, (ii) executed resignations of all officers and directors of the Company, (iii) receipt by Zenovia of all required consents to the consummation of the Merger, including the written consent of the holders of at least 80% of the aggregate principal amount of Zenovia’s 14% senior secured notes; and (iv) the absence of any law, injunction, judgment or ruling that prohibits, restrains or makes illegal the consummation of the Merger. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including without limitation: (x) the accuracy of the other party’s representations and warranties contained in the Merger Agreement (subject to materiality qualifiers) and (y) the other party’s performance of its obligations under the Merger Agreement in all material respects. In addition, the obligation the Company and Merger Sub to consummate the Merger is subject to the absence, since the date of the Merger Agreement, of any effect, development, fact, circumstance, change, event or occurrence that, individually or in the aggregate, has had or would reasonably be expected to have a Company Material Adverse Effect (as defined in the Merger Agreement).

The Merger Agreement contains certain termination rights for the Company and Zenovia. If the Merger Agreement is terminated by the Company other than for the specified circumstances provided in the Merger Agreement, Zenovia will be required to pay the Company a termination fee of $500,000.

As at April 1, 2015, Zenovia has not produced audited financial statements for the years ended 2014 and 2013 (the "Audits") and there can be no assurance that Audits for those years will be available. If the Audits are not available by early summer of 2015, it is unlikely that the Merger will be consummated. If the Merger is not consummated, the Company will continue its business as described below.

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

For the year ended December 31, 2014 we had $52,500 in revenue and in 2013 we had $60,000 in revenue.

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

We offer to lease our Racing Truck Chassis on a short term basis, usually from 7 to 10 days. Our Racing Trucks comply with NASCAR rules (the "Rules"). The Rules are established in an annual rule book published by NASCAR.

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

We to lease our Race Truck Chassis for any NASCAR Camping World Series events that are held at an approved track on the NASCAR race or test schedule(s). Our Race Truck Chassis and related transportation equipment such as our RV are also for rent for use on testing and practice days at various tracks and circuits.

We are currently seeking to hire a marketing and sales person with experience in the motorsports industry to provide the marketing and sales services. In addition, we intend to advertise the availability of our Race Truck Chassis in trade magazines and other trade periodicals.

On January 19, 2013, we sold two of our chassis for cash consideration $41,000 to an independent party.

On December 12, 2014, we sold one of our chassis for cash consideration of $12,000 to an independent party.

Terms of Our Rental Agreement

As a condition to leasing our Race Truck Chassis or related equipment, potential lessees must provide us with evidence of their credit worthiness and ability to fulfill the leasing agreement, as well as the names of the drivers and ancillary personnel. We will determine from this information whether we will lease our Race Truck Chassis to the potential lessee.

Our Race Truck Chassis lease for $7,500 to $15,000 per event or can be leased on a flat rate plan to be negotiated by the Company with the potential lessee. Our flat rate plan would include the use of the Race Truck Chassis over a set period of time for use in racing in multiple events for a specified type of racing track (superspeedway versus short track) as well as for use in promotional and non-competition events.

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

Capital Requirement

For the next fiscal year, management estimates that the cost of operating the business will continue to require additional capital of up to One Hundred Seventy Five Thousand dollars ($175,000) consisting of: $5,000 for primary support personnel and drivers registration and licenses required for entry in select sanctioned racing events; $10,000 for travel and lodging consisting of ground and air travel expenses, rental cars fees, local bus transportation and hotel expenses; $53,000 for marketing and promotion; $20,000 for legal and accounting; $10,000 for engineers and consultants; $25,000 for replacement parts, $15,000 for fuels, lubricants and tires; $7,000 for event day racecar tractor and transporter rental; $15,000 for debt service of all Company notes payable; and $15,000 in miscellaneous expenses consisting of specialty vinyl and lettering services and apparel for competition vehicles; crew members and drivers expenses; fees for utilization of tracks for testing; non- race day fuel and tires; potential marketing costs for sponsors admission fees credentials, and hosting costs.

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

Mr. Urvan is also majority stakeholder of TVP Investments, LLC. a limited liability company ("TVP"). In March 2011, the Company established a $500,000 unsecured line of credit with TVP Investments, LLC (the "Line of Credit"). The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances. The availability of funds for draw down from this line of credit is subject to the approval of Mr.Urvan. As of December 31, 2014, we have drawn $175,000 on our line of credit.

Since the Inception of the Company we have borrowed monies from Mr. Urvan and his affiliates. On May 31, 2011 we borrowed $25,000 for working capital advances on a verbal, 10% per annum interest bearing, due on demand basis from TVP Investments, LLC ("TVP") a company whose managing member and majority membership interests are held by Mr. Urvan. In January, 2014, by verbal agreement, it was mutually agreed that the advance would be non-interest bearing going forward.

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

We have cash of $45,360 as of December 31, 2014 and $325,000 available on our line of credit, subject to the approval of Mr. Urvan.  Our monthly operating an interest expenses averaged approximately $7,000 during 2014. We estimate that we will need additional financing during the second quarter of 2015.

We will need to obtain additional financing of approximately $175,000 to maintain continuing operations for the 12 month period commencing during the second quarter of 2015. We have not as yet sought to obtain the additional financing from sources other than our line of credit. There can be no assurance that such funding is, or will become available.

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

We have a short operating history and must be considered to be in the development stage. We have no history of earnings or profits and there is no assurance that we will operate profitably in the future. There is no meaningful historical financial data upon which to base planned operating expenses. As a result of this limited operating history, it is difficult to accurately forecast our potential revenue. We have accumulated a total loss of ($554,000) from inception in November, 2010 through December 31, 2014. We intend to lease professionally race prepared NASCAR Camping World Series Race Truck Chassis to companies and qualified individuals interested in competing in NASCAR events. There can be no assurance that we will be successful in leasing our Race Truck Chassis, and even if successful in leasing the equipment, that our operations will be profitable.

We estimate that for the 12 months ending April 2016 the cost of operating the business will require additional capital of a minimum of one hundred seventy five thousand ($175,000) and there can be no assurance that any or all of that additional capital will be available to the Company.

Our auditors have expressed substantial doubt as to whether our Company can continue as a going concern.

We have generated only limited revenues since our inception and have incurred substantial losses. Our business plans estimate that we will need to raise $175,000 in additional capital to fund our operations through April 2016 and there can be no assurance that we will be able to raise any or all of the capital required. These factors indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow or raise sufficient capital to conduct our operations. Our financial statements do not include any adjustments to the value of our assets or the classification of our liabilities that might result if we would be unable to continue as a going concern.

Our existing principal stockholders exercise control of our Company.

GB Investments, Inc. is the beneficial owner of approximately 66% of our issued and outstanding common stock. Mr. Urvan is a majority shareholder of GB Investments, Inc.

TVP Investments, LLC has established a line of credit of $500,000. The receipt of funds from this line of credit is subject to the approval of Mr. Urvan. As of December 31, 2014, we have drawn $175,000 on our line of credit. The terms of the line of credit contains annualized interest of 10%, and allows a maximum draw down on the line of $100,000 per quarter. Mr. Urvan may have a conflict of interest should we determine to draw upon the line of credit. He will have to determine, whether it is in the best interest of TVP Investments, LLC to approve or decline the "loan” or as our control shareholder, if it is in our best interest to approve the loan.

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

Mr. Urvan owns a majority interest in GB Investments, Inc., which owns approximately sixty six percent (66%) of our outstanding common stock. Mr. Urvan is also the majority owner Pro-Driver Development, Inc., a Nevada corporation to which we have and intend to lease our vehicles.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – DESCRIPTION OF PROPERTIES

The Company occupies office, racing storage and shop space from a Company under common control on a verbal, as agreed, month to month basis and pays no rent. The value of the space is not considered materially significant for financial reporting purposes.

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

Not applicable to our Company.

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

	High	Low
First Quarter (February 5, 2013 through March 31, 2013*	$0.25	$0.25
There have been no trades reported during the Quarters ended June 30, September 30, and December 31, 2013
Quarter ended March 31, 2014	2.00	2.00
Quarter ended June 30, 2014	2.00	2.00
Quarter ended September 30, 2014	2.00	2.00
Quarter ended December 31, 2014	2.00	1.30
March 31, 2015*	$0	$0

_______________

* Represents quoted prices but not actual trades.

As soon as practicable, and assuming we satisfy all necessary initial listing requirements, we intend to apply to have our common stock listed for trading on a national securities exchange, although we cannot be certain that our application will be approved.

Recent Sales of Unregistered Securities.

No unregistered equity securities were sold during the twelve months ended December 31, 2014 or 2013.

Re-Purchase of Equity Securities.

No equity securities were repurchased during the twelve months ended December 31, 2014 or 2013.

Dividends.

No dividends have been declared or paid during the twelve months ended December 31, 2014 or 2013.

Equity Compensation Plan Information.

We do not have an Equity Compensation Plan

ITEM 6 – SELECTED FINANCIAL DATA

As a “smaller reporting company’ as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2014 and 2013 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this annual report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Intangible and Long-Lived Assets - We follow Accounting Standards Codification 360, "Accounting for Impairment of Disposal of Long-Lived Assets," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. No impairment losses were recognized during the years ended December 31, 2014 and 2013.

Stock Based Compensation - We recognize expenses for stock-based compensation arrangements in accordance with provisions of Accounting Standards Codification 714. Accordingly, compensation cost is recognized for the excess of the estimated fair value of the stock at the grant date over the exercise price, if any. For equity instruments issued to non-employees, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed No stock based compensation was issued during the years ended December 31, 2014 and 2013.

Year Ended December 31, 2014 as compared to the Year Ended December 31, 2013

Revenues – related parties

Total revenues were $52,500 for the years ended December 31, 2014, and $60,000 for the year ended December 31, 2013, a decrease of $7,500 due to the change in terms of the lease to a related party. The revenue in both years was as a result of related party customers leasing our competition racecars. To date, the Company has not been successful in attracting non-related party revenue.

Operating Expenses

Operating expenses for the year ended December 31, 2014 were $64,243 as compared to $125,524 for the year ended December 31, 2013. Expenses in 2014 included $31,328 for general & administrative and $32,915 for amortization and depreciation. The decrease in expenses in 2014 is attributable to a decrease in both general and administrative costs and amortization and depreciation expenses.

General and Administrative

Expenses included in 2014 were: $775 for dues and subscriptions, $21,771 for professional fees including legal and accounting and transfer agents, and $8,712 consulting fees as compared to expenses in 2013 which included $6,475 for dues and subscriptions, $33,828 for professional fees including legal and accounting and transfer agents and $20,221 in consulting fees. The decrease in general and administrative expenses between the two periods was primarily due to a reduction in legal fees incurred

Amortization and Depreciation

Amortization and depreciation are included in operating expenses and for the twelve months ended December 31, 2014 were $32,915, as compared to $65,000 for the year ended December 31, 2013. The decrease in depreciation and amortization expenses for 2014 is attributable to the sale of equipment in both 2014 and 2013.

Gain on Sale of Equipment

On December 12, 2014, we sold one chassis for cash consideration $12,000 to an independent party and recognized a gain of $12,000 on the sale of this equipment. On January 19, 2013, we sold two of our chassis for cash consideration $41,000 to an independent party and recognized a gain of $16,555 on the sale of this equipment.

Interest Expense

Interest expense for the twelve months ended December 31, 2014 was $17,501 broadly comparable to the $18,851 interest we incurred in the twelve months ended December 31, 2013.

Net Loss

The net loss for the twelve months ended December 31, 2014 was $17,244 as compared to a loss of $67,820 for the twelve months ended December 31, 2013 due to the factors discussed above.

Liquidity & Capital Resources

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at December 31, 2014 the Company had current assets of $55,222, comprising of $45,360 cash, $7,500 accounts receivable from a related party and $2,363 prepaid legal fees and current liabilities of $206,334 and a working capital deficit of $118,613 The Company has incurred losses since Inception to December 31, 2014 of $554,363 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

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

Cash Flows for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Operating Activities

During the twelve months ended December 31, 2014 used $25,695 cash in operating activities, compared to $2,179 in the twelve months ended December 31, 2013.

During the twelve months ended December 31, 2014 we incurred losses of $17,244 which were partially offset for cash flow purposes by a net of $20,915 in non-cash expenses but our use of cash in operating activities was increased by a $7,500 increase in accounts receivable, a $2,363 increase in prepaid legal expenses and a $19,503 decrease in accounts payable and accrued expenses.

By comparison during the twelve months ended December 31, 2013 we incurred losses of $67,820 which were largely offset by a net of $48,445 of non-cash expenses, a $15,000 reduction in accounts receivable and a $2,196 increase in accounts payable and accrued expenses.

Investing Activities

During the year ended December 31, 2014 we generated $12,000 from investing activities through the sale of one racing truck chassis to an independent party.

By comparison, during the twelve months ended December 31, 2013 we generated $41,000 from investing activities through the sale of two racing truck chassis to an independent party.

Financing Activities

During the twelve months ended December 31, 2014 we generated $15,000 from financing activities while during the year ended December 31, 2013 we neither generated nor used funds in financing activities.

During the twelve months ended December 31, 2014, under the terms of the Merger Agreement we received $15,000 as a nonrefundable advance for legal fees that we would need to incur to complete the Merger.

Stockholder Matters

Total stockholders’ deficit was $118,613 on December 31, 2014, or $0.007 per share outstanding and was $101,369 or $0.006 per share outstanding on December 31, 2013.

Management expects to raise $175,000 in capital through the issuance of debt and equity and believes it will be able to raise sufficient capital over the next twelve months to finance operations. However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

For the next fiscal year, management estimates that the cost of operating the business will continue to require additional capital of up to One Hundred Seventy Five Thousand dollars ($175,000) consisting of: $5,000 for primary support personnel and drivers registration and licenses required for entry in select sanctioned racing events; $10,000 for travel and lodging consisting of ground and air travel expenses, rental cars fees, local bus transportation and hotel expenses; $53,000 for marketing and promotion; $20,000 for legal and accounting; $10,000 for engineers and consultants; $25,000 for replacement parts, $15,000 for fuels, lubricants and tires; $7,000 for event day racecar tractor and transporter rental; $15,000 for debt service of all Company notes payable; and $15,000 in miscellaneous expenses consisting of specialty vinyl and lettering services and apparel for competition vehicles; crew members and drivers expenses; fees for utilization of tracks for testing; non- race day fuel and tires; potential marketing costs for sponsors admission fees credentials, and hosting costs

The Company has no outstanding lease payments due for the lease of race cars at this time.

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

As of December 31, 2014, we have drawn $175,000 on our line of credit.

The Company’s capital requirements consist of general working capital needs, scheduled principal and interest payments on debt when required, obligations, and capital expenditures. The Company’s capital resources consist primarily of cash generated from borrowings form related parties, proceeds form the sale of fixed assets and proceeds from the sale of shares of our common stock. At December 31, 2014, the Company had cash on hand of $45,360.

Critical Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Without further funding, we anticipate running out of cash during April 2015, and accordingly our current cash balances will not be sufficient to fund our operating expenses after April 2015. We have received only $187,500 in revenues since our inception through December 31, 2014 and have incurred a net loss of $554,363 and net cash used in operations of $214,391.

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

Net loss per common share

Net loss per common share is computed pursuant to ASC No. 260 "Earnings per Share." Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive debt or equity instruments issued or outstanding during the twelve months ended December 31, 2014 and 2013.

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

Financing Needs

Including the net proceeds from the private placement stock offering, the Company may only have sufficient funds to conduct its operations through April 2015. We have received $187,500 in revenues in from inception through December 31, 2014. It is anticipated that the Company will generate additional revenue in 2015; however, there can be no assurance that if in fact the Company does generate increased revenue in 2015, that such revenues would be sufficient to sustain or grow the operations. It is therefore anticipated that the Company will need additional capital in order to continue operations.

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

Recent Financings

As of December 31, 2014 we had borrowed a total of $175,000 from TVP Investments, LLC pursuant to a line of credit. The note bears interest at 10% per annum.

Additionally, we had borrowed $25,000 for working capital by way of an verbal, unsecured, non interest being on demand note.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officer

Name	Age	Position
Susan T. Lokey	45	Chief Executive Officer, Chief Financial Officer, Secretary and Director

Susan T. Lokey – From 2006 until the date of this prospectus, Ms. Lokey has served as Chief Financial Officer of TVP Investments, LLC where she manages the financial and human resources components of the business. She joined TVP Investments, LLC in 2002 and served in various capacities until 2006, when she became CFO. She was chosen as a director because she has over twenty years experience in accounting, financial reporting and auditing as well as her experience as an executive manager of human resources. Prior to joining TVP Investments, LLC, Susan was Manager of the Sales Audit and Sales Accounting department at The Home Depot corporate offices. In this capacity, she had a staff of 120 accountants and auditors that provided daily key retail sales statistics to the President and Chief Financial Officer of the company. Other positions include Treasury Specialist at Fosterlane Management Corporation managing the organization’s domestic and international assets and investment strategies and Financial Officer at Bartow County Bank. Susan received her Bachelors of Business Administration from Kennesaw State University in 1992 and is a Certified Public Accountant. She is licensed to practice in the State of Georgia. Ms. Lokey spends 15% of her time managing the affairs of our Company.

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

The Company does not intend to pay employee directors a separate fee for their services.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)	All Other Compensation ($)

Susan Lokey, President and	2012	0	$2,000	(1)	$0	$0
Chief Executive Officer, Secretary & Treasurer	2013	0	$0		$0	$0
	2014	0	$0		$0	$0

_______________

(1) Ms. Lokey was issued 100,000 shares of common stock at a value of $0.02 per share.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the issued and outstanding shares of our common stock as of March 31, 2015 by the following persons:

1.	Each person who is known to be the beneficial owner five percent (5%) or more of our issued and outstanding shares of common stock;
2.	Each of our Directors and executive Officers; and
3.	All of our Directors and Officers as a group

Name	No. of Shares Owned	% of Stock Outstanding (3)

Susan Lokey	100,000	0.06%
Directors & Officers as a Group	100,000	0.06%

GB Investments, Inc.(1)	10,766,667	66%
Total	10,866,667	67%

_______________

(1) Steve Urvan has full investment authority for these shares.

(2) Includes 25,000 shares beneficially owned by Augustus B O'Connell who has investment authority over Cassin Farlow, LLC.

(3) Based on 16,854,167 shares issued and outstanding.

Long Term Incentive Awards

Option Grants in Last Fiscal Year

We did not award options to our executive officers in 2014 under any incentive plans.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

There were no option exercises by our executive officers in 2014.

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

On May 31, 2011, TVP Investments, LLC loaned us $25,000 for working capital in a verbal, 10% per annum interest bearing on demand note. In January, 2014, by verbal agreement, it was mutually agreed upon that the working capital advance would be non-interest bearing.

TVP Investments, LLC has established a line of credit with the Company of $500,000. The receipt of funds from this line of credit is subject to the approval of Mr. Urvan. To date, $175,000 has been drawn on the line of credit. The terms of the line of credit contains annualized interest of 10%.and allows a maximum drawdown of $100,000 per quarter. Mr. Urvan may have a conflict of interest should we determine to draw upon the line of credit. He will have to determine, whether it is in the best interest of TVP Investments, LLC to approve or decline the "loan" or, as our control shareholder, if it is in our best interest to approve the loan.

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

Audit Fees

The aggregate fees billed by Cutler & Co. LLC,, for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2014, was $7,850.

Audited-Related Fees

For the year ended December 31, 2014 there were no fees billed by Cutler & Co. LLC for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

Tax Fees

For the years ended December 31, 2014 and 2013, the Company incurred no fees from Cutler & Co. LLC for services for tax compliance, tax advice and tax planning work.

All Other Fees

For the year ended December 31, 2014 and December 31, 2013, there were no other fees billed by Cutler & Co. LLC or Chadwick for products and services outside of those fees disclosed above under “Audit Fees”, “Audit-Related Fees” and “Tax Fees”.

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

ITEM 15 – EXHIBITS

(1) Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8 of this Report:

Reports of Independent Registered Public Accounting Firms

Balance Sheets at December 31, 2014 and 2013

Statements of Operations for the Years Ended December 31, 2014 and 2013 and the Period from November 10, 2010 (Inception) to December 31, 2014

Statements of Changes Stockholders’ Equity (Deficit) for the Period from November 10, 2010 (Inception) to December 31, 2014

Statements of Cash Flows for the Years Ended December 31, 2014 and 2013 and the Period from November 10, 2010 (Inception) to December 31, 2014

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

SSTL, Inc.

Date: April 10, 2015	By:	/s/ Susan Lokey
Susan Lokey
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Susan Lokey	Chief Executive Officer, Chief Financial Officer and Treasurer,	April 10, 2015
(Principal Executive Officer and Principal Financial Officer)

/s/Susan Lokey	Secretary and Treasurer	April 10, 2015

SSTL Inc.

(A Development Stage Company)

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Twelve Months Ended December 2014 and 2013

and

The Period from November 10, 2010 (inception) to December 30, 2014

SSTL Inc.

(A Development Stage Company)

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

SSTL, Inc.

10508 Bailey Road, Suite 106

Cornelius, North Carolina, 28031

We have audited the accompanying consolidated balance sheets of SSTL, Inc. and subsidiary company (a development stage company) as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended and for the period from November 10, 2010 (Inception) to December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SSTL, Inc. and subsidiary as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended and for the period from November 10, 2010 (Inception) to December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that SSTL, Inc. and subsidiary will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses from operations since Inception (November 1, 2010) and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cutler & Co.,LLC

Wheat Ridge, formerly Arvada, Colorado

April 10, 2015

9605 West 49th Ave. Suite 200 Wheat Ridge, Colorado 80033 ~ Phone 303-968-3281 ~ Fax 303-456-7488 www.cutlercpas.com

SSTL, Inc.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS

Current assets
Cash	$45,360	$44,055
Accounts receivable - related party	7,500	–
Prepaid legal fees	2,363	–
Total current assets	55,222	44,055

Fixed assets - net of accumulated depreciation	32,500	65,415

Total Assets	$87,722	$109,470

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,023	$9,537
Accrued expenses	2,363	900
Accrued interest payable - related party	2,948	402
Related party notes payable	200,000	200,000
Total current liabilities	206,334	210,839

Total Liabilities	206,334	210,839

Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $.001 par value; 100,000,000 shares authorized; 16,254,167 shares issued and outstanding	16,254	16,254
Additional paid in capital	419,496	419,496
Deficit accumulated during the development stage	(554,363)	(537,119)
Total Stockholders' Deficit	(118,613)	(101,369)

Total Liabilities and Stockholders' Deficit	$87,722	$109,470

The accompanying notes are an integral part of the audited consolidated financial statements.

SSTL, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Twelve Months Ended		Period From November 10, 2010 (Inception) To
	December 31, 2014	December 31, 2013	December 31, 2014

Revenues - related party	$52,500	$60,000	$187,500

Operating expenses:
Amortization & depreciation	32,915	65,000	258,054
General and administrative	31,328	60,524	473,864
Total operating expenses	64,243	125,524	731,918

Income (loss) from operations	(11,743)	(65,524)	(544,418)

Other income (expense):
Insurance income	–	–	19,077
Gain on sale of equipment	12,000	16,555	28,555
Interest expense - related party	(17,501)	(18,851)	(57,577)
Total other income (expense)	(5,501)	(2,296)	(9,945)

Income (loss) before provision for income taxes	(17,244)	(67,820)	(554,363)

Provision for income tax	–	–	–

Net income (loss)	$(17,244)	$(67,820)	$(554,363)

Net income (loss) per share:
Basic and fully diluted	$(0.00)*	$(0.00)*

Weighted average number of shares:
Basic and fully diluted	16,254,167	16,254,167

*  denotes a loss less that $(0.01) per share.

The accompanying notes are an integral part of the audited consolidated financial statements.

SSTL, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional	Deficit Accumulated During The	Total Stockholders'
	($0.001 Par Value)		Paid in	Development	Equity /
	Shares	Amount	Capital	Stage	(Deficit)

Balances at (inception) November 10, 2010	–	$–	$–	$–	$–

Net income (loss) for the period	–	–	–	–	–

Balances at December 31, 2010	–	–	–	–	–

Shares issued for assets	9,666,667	9,667	280,333	–	290,000

Capital contributions - related party	–	–	5,000	–	5,000

Shares issued for cash	1,887,500	1,887	34,863	–	36,750

Shares issued for services	4,700,000	4,700	99,300	–	104,000

Net income (loss) for the year	–	–	–	(312,952)	(312,952)

Balances at December 31, 2011	16,254,167	16,254	419,496	(312,952)	122,798

Net income (loss) for the year	–	–	–	(156,347)	(156,347)

Balances at December 31, 2012	16,254,167	16,254	419,496	(469,299)	(33,549)

Net income (loss) for the year	–	–	–	(67,820)	(67,820)

Balances at December 31, 2013	16,254,167	16,254	419,496	(537,119)	(101,369)

Net income (loss) for the year	–	–	–	(17,244)	(17,244)

Balances at December 31, 2014	16,254,167	$16,254	$419,496	$(554,363)	$(118,613)

The accompanying notes are an integral part of the audited consolidated financial statements.

SSTL, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended		Period From November 10, 2010 (Inception) To
	December 31, 2014	December 31, 2013	December 31, 2014

Cash Flows From Operating Activities:
Net income (loss)	$(17,244)	$(67,820)	$(554,363)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Amortization & depreciation	32,915	65,000	258,054
Gain on fixed asset sales	(12,000)	(16,555)	(28,555)
Compensatory stock issuances	–	–	104,000
Movement in operating assets and liabilities:
Accounts receivable	(7,500)	15,000	(7,500)
Prepaid legal fees	(2,363)	–	(2,363)
Accrued expenses and accounts payables	(19,503)	2,196	16,335
Net cash provided by (used for) operating activities	(25,695)	(2,179)	(214,391)

Cash Flows From Investing Activities:
Fixed assets - purchases	–	–	(25,000)
Fixed assets - sales proceeds	12,000	41,000	53,000
Net cash provided by (used for) investing activities	12,000	41,000	28,000

Cash Flows From Financing Activities:
Note payable - borrowings	–	–	225,000
Note payable - payments	–	–	(50,000)
Non-refundable advance for legal fees relating to Merger Agreement	15,000	–	15,000
Issuance of stock for cash	–	–	36,750
Paid in capital	–	–	5,000
Net cash provided by (used for) financing activities	15,000	–	231,751

Net Increase (Decrease) In Cash	1,305	38,821	45,360

Cash At The Beginning Of The Period	44,055	5,234	–

Cash At The End Of The Period	$45,360	$44,055	$45,360

Schedule Of Non-Cash Investing And Financing Activities

Common stock issued for assets	$–	$–	$290,000

Supplemental Disclosure:

Cash paid for interest	$14,955	$23,790	$54,628
Cash paid for income taxes	$–	$–	$–

The accompanying notes are an integral part of the audited consolidated financial statements.

SSTL, Inc.

(A Development Stage Company)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWELVE MONTH PERIODS ENDED DECEMBER 31, 2014 AND 2013 AND THE PERIOD FROM

NOVEMBER 10, 2010 (INCEPTION) TO DECEMBER 31, 2014

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

There are currently 16,854 ,167 shares issued and outstanding of the Company. Upon the Closing of the Merger:

•	1,000,000 shares of common stock held by our pre-closing principal stockholder will be exchanged for all of pre-closing assets and liabilities of the Company and such 1,000,000 shares will be cancelled.

•	certain of our pre-closing stockholders will cancel 10,355,500 of common stock for no consideration for the purpose of making our capitalization more attractive to future equity investors.

Following the completion of the transactions contemplated by the Merger Agreement, there will be 38,273 ,667 shares of common stock of the Company issued and outstanding.

Consummation of the Merger is subject to customary conditions, including without limitation: (i) the delivery to the Company of the required audited and unaudited consolidated financial statements, (ii) executed resignations of all officers and directors of the Company, (iii) receipt by Zenovia of all required consents to the consummation of the Merger, including the written consent of the holders of at least 80% of the aggregate principal amount of Zenovia's 14% senior secured notes; and (iv) the absence of any law, injunction, judgment or ruling that prohibits, restrains or makes illegal the consummation of the Merger. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including without limitation: (x) the accuracy of the other party’s representations and warranties contained in the Merger Agreement (subject to materiality qualifiers) and (y) the other party’s performance of its obligations under the Merger Agreement in all material respects. In addition, the obligation of the Agreement, of any effect, development, fact, circumstance, change, event or occurrence that, individually or in the aggregate Company and Merger Sub to consummate the Merger is subject to the absence, since the date of the Merger, has had or would reasonably be expected to have a Material Adverse Effect (as defined in the Merger Agreement).

The Merger Agreement contains certain termination rights for the Company and Zenovia.  If the Merger Agreement is terminated by Zenovia other than for the specified circumstances provided in the Merger Agreement, Zenovia will be required to pay the Company a termination fee of $500,000.

As at April 1, 2015, Zenovia has not produced audited financial statements for the years ended 2014 and 2013 (the "Audits") and there can be no assurance that Audits for those years will be available. If the Audits are not available by early summer of 2015, it is unlikely that the Merger will be consummated. If the Merger is not consummated, the Company will continue its business as described below.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted December 31 fiscal year end.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Delaware incorporated SSTL Acquisition Corp. from the date of its incorporation on October 9, 2014. All inter-company transactions and balances have been eliminated on consolidation.

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

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2014 the Company had no balance in allowance for doubtful accounts.

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

The Company’s financial instruments consist principally of cash, prepaid legal fees, accounts receivable, accounts payable, accrued expenses, related party interest payable and related party note payable. The recorded values of all these financial instruments approximate their current fair values because of the short term nature of these financial instruments.

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

Advertising Costs

Advertising costs are expensed as incurred. The Company recorded no advertising costs for the twelve months ending December 2013 and 2014.

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

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of share of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company’s preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. No potentially dilutive debt or equity instruments were issued or outstanding during the twelve month period ended December 31, 2014 or 2013.

Products and Services, Geographic Areas and Major Customers

The Company currently earns revenue from leasing its racing vehicles on a month to month basis. All Company revenues during the twelve month period ended December 2013 and 2014 were from one customer, a company related by common control.

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

NOTE 2. GOING CONCERN

The Company has suffered continuing losses from operations and as at December 31, 2014 has a working capital deficit and stockholders’ deficit of $118,613 which raises substantial doubt about the Company’s ability to continue as a going concern. Continued losses could cause the Company to be unable to continue in the racing industry or to meet debt obligations. The Company believes that racing requires significant capital outlays on a continual basis to successfully fund operations, but with adequate funding that profitable operations can be achieved.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. By doing so, the Company hopes to generate profits from racing activities. Management believes that actions presently being taken to obtain funding provide the opportunity for the Company to continue as a going concern.

NOTE 3. RELATED PARTY TRANSACTIONS

Related party notes payable & accrued interest payable – related party

Since the Inception of the Company we have borrowed monies from Mr. Urvan, who owns a majority interest in GB Investments, Inc., which owns approximately sixty six percent (66%) of our outstanding common stock, and his affiliates.

As at December 31, 2014 and 2013, the Company owed TVP Investments, LLC ("TVP"), a company whose managing member and majority membership interests are held by Mr. Urvan, $25,000 for working capital advances on a verbal, due on demand. At December 31, 2013, the working capital advance provided for interest at 10% per annum. In January, 2014, by verbal agreement, it was mutually agreed upon that the advance would be non-interest bearing going forward.

In March 2011, the Company established a $500,000 unsecured line of credit with TVP Investments, LLC, a related party under common control. The terms of the line of credit provide for interest at 10% per annum on all outstanding balances and allows a maximum drawdown on the line of credit of $100,000 per quarter. The availability of funds for draw down from this line of credit is subject to the approval of Mr.Urvan. As at December 31, 2014 and 2013, the Company had drawn down $175,000 under this line of credit, all of which is due on demand. Interest expense on this balance for the twelve months ending December 31, 2014 and 2013 was $17,501 and $18,851, respectively. Accrued interest payable at December 31, 2014 and 2013 was $2,948 and $402, respectively.

Related party revenue

All Company revenues during the twelve month periods ending December 31, 2014 and 2013 of $52,500 and $60,000, respectively, and the accompanying accounts receivable balances were derived from month to month equipment lease fees from a company controlled by a major shareholder.

Use of facilities provided at no charge by related parties

The Company occupies office, racing storage and shop space from a Company under common control on a verbal, as agreed, month to month basis and pays no rent. The value of the space is not considered materially significant for financial reporting purposes.

NOTE 4. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	December 31, 2014	December 31, 2013

Racing vehicles and equipment	$90,000	$105,000
Transport vehicles	150,000	150,000
	$240,000	$255,000
Less accumulated depreciation	(207,500)	(189,585)
Total	$32,500	$65,415

Depreciation expense for the twelve months ending December 31, 2014 and 2013 was $32,915 and $65,000, respectively.

NOTE 5. RELATED PARTY NOTES PAYABLE

Since the Inception of the Company we have borrowed monies from Mr. Urvan, who owns a majority interest in GB Investments, Inc., which owns approximately sixty six percent (66%) of our outstanding common stock, and his affiliates.

As at December 31, 2014 and 2013, the Company owed a related party under common control $25,000 for working capital advances on a verbal, due on demand. At December 31, 2013, the working capital advance provided for interest at 10% per annum. In January, 2014, by verbal agreement, it was mutually agreed upon that the advance would be non-interest bearing going forward.

In March 2011, the Company established a $500,000 unsecured line of credit with TVP Investments, LLC, a related party under common control. The terms of the line of credit provide for interest at 10% per annum on all outstanding balances and allows a maximum draw down on the line of credit of $100,000 per quarter. The availability of funds for draw down from this line of credit is subject to the approval of Mr.Urvan. As at December 31, 2014 and 2013, the Company had drawn down $175,000 under this line of credit, all of which is due on demand. Interest expense on this balance for the twelve months ending December 31, 2014 and 2013 was $17,501 and $18,851, respectively. Accrued interest payable at December 31, 2014 and 2013 was $2,948 and $402, respectively.

NOTE 6. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2014 and 2013 the Company had net operating loss carryforwards of approximately $554,000 and $537,000 which begin to expire in 2031. The deferred tax asset of $221,000 and $215,000 created by the net operating losses has been offset by a 100% valuation allowance.

NOTE 7. SUBSEQUENT EVENTS

Effective January 1, 2015 we issued 300,000 shares of our common stock to Netgain Financial, Inc., a non-affiliated party, for consulting services to be performed in the first quarter of 2015.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2014 to the date these financial statements were issued, and has determined that, other than as disclosed above, it does not have any material subsequent events to disclose in these financial statements.

