Form 10-Q
period 2015-03-31
SSTL, Inc.
filed 2015-05-12
CIK 1534298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

There were 16,554,167 shares of the registrant’s common stock, $0.001 par value per share, outstanding on May 11, 2015.

Indicate by check mark whether the Registrant is a large accelerated filer, an accredited filer, a non-accredited filer, (or a smaller reporting company in Rule 12b-2 of the Exchange Act.(check one)

Large Accredited filer ☐	Accelerated filer ☐

Non-accredited filer ☐	Smaller reporting company ☒

SSTL, Inc.

i

SSTL, Inc.

Financial Statements

(Unaudited)

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SSTL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash	$41,081	$45,360
Accounts receivable - related party	15,000	7,500
Prepaid consulting services	303,750	–
Prepaid legal expenses	2,363	2,363
Total current assets	362,194	55,222

Fixed assets - net of accumulated depreciation	25,000	32,500

Total Assets	$387,194	$87,722

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$119	$1,023
Accrued expenses	2,363	2,363
Accrued interest payable - related parties	7,264	2,948
Related party notes payable	200,000	200,000
Total current liabilities	209,746	206,334

Total Liabilities	209,746	206,334

Stockholders' Deficit
Preferred stock, $0.001 par value; 25,000,000 shares authorized;none issued and outstanding	–	–
Common stock, $0.001 par value; 100,000,000 shares authorized; 16,554,167 (unaudited) and 16,254,167 shares issued and outstanding, respectively	16,554	16,254
Additional paid in capital	824,196	419,496
Accumulated deficit	(663,303)	(554,363)
Total Stockholders' Deficit	177,447	(118,613)

Total Liabilities and Stockholders' Deficit	$387,194	$87,722

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

SSTL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Revenues - Related Party	$7,500	$15,000

Operating expenses:
Amortization & depreciation	7,500	10,416
General and administrative	104,625	5,386
Total Operating Expenses	112,125	15,802

Income (loss) from Operations	(104,625)	(802)

Other income (expense):
Interest expense - related party	(4,315)	(5,778)
Total other income (expense)	(4,315)	(5,778)

Income (loss) before provision for income taxes	(108,940)	(6,580)

Provision for income tax	–	–

Net income (loss)	$(108,940)	$(6,580)

Net income (loss) per share
Basic and fully diluted	$(0.01)	$(0.00)*

Weighted average number of shares
Basic and fully diluted	16,554,167	16,254,167

* denotes a loss less than $(0.01) per share

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

SSTL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Cash Flows From Operating Activities:
Net income (loss)	$(108,940)	$(6,580)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Amortization & depreciation	7,500	10,416
Consulting services paid in stock	101,250	–
Movement in operating assets and liabilities:
Accounts receivable	(7,500)	(15,000)
Accrued expenses and accounts payables	3,411	(3,848)
Net cash provided by (used for) operating activities	(4,279)	(15,011)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	–	–
	–	–
Cash Flows From Financing Activities:
Net cash provided by (used for) financing activities	–	–
	–	–

Net Increase (Decrease) In Cash	(4,279)	(15,011)

Cash At The Beginning Of The Period	45,360	44,055

Cash At The End Of The Period	$41,081	$29,044

Schedule Of Non-Cash Investing And Financing Activities

Common stock issued for consulting services	$405,000	$–

Supplemental Disclosure:

Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

SSTL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

(Unaudited)

					Total
	Common Stock		Additional		Shareholders
	($0.001 Par Value)		Paid in	Deficit	Equity/
	Shares	Amount	Capital	Accumulated	(Deficit)
Balances at December 31, 2013 - audited	16,254,167	$16,254	$419,496	$(537,119)	$(101,369)

Net income (loss) for the year	–	–	–	(17,244)	(17,244)

Balances at December 31, 2014 - audited	16,254,167	$16,254	$419,496	$(554,363)	$(118,613)

Shares issued for services	300,000	300	404,700	–	405,000

Net income (loss) for the quarter	–	–	–	(108,940)	(108,940)

Balances at March 31, 2015 - unaudited	16,554,167	$16,554	$824,196	$(663,303)	$177,447

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

SSTL, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SSTL, Inc. (the “Company”) was incorporated in the State of Nevada on November 10, 2010 (“Inception”). The Company designs and assembles motorsport racing vehicles for its own use and plans to compete in organized racing events. The Company has currently only conducted limited activities.

On October 30, 2014, Zenovia Digital Exchange Corporation, a Delaware corporation (the “Zenovia”), entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with the Company, and SSTL Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), providing for the merger of Merger Sub with and into the Zenovia (the “Merger”), with Zenovia surviving the Merger as a wholly-owned subsidiary of the Company. The Merger Agreement was approved by Zenovia’s Board of Directors (the “Board”) and the sole Director of the Company.

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

There are currently 16,554,167 shares issued and outstanding of the Company. Upon the Closing of the Merger:

•

1,000,000 shares of common stock held by our pre-closing principal stockholder will be exchanged for all of pre-closing assets and liabilities of the Company and such 1,000,000 shares will be cancelled.

•	certain of our pre-closing stockholders will cancel 10,355,500 of common stock for no consideration for the purpose of making our capitalization more attractive to future equity investors.

Following the completion of the transactions contemplated by the Merger Agreement, there will be 38,573,667 shares of common stock of the Company issued and outstanding.

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

As at May 10, 2015, Zenovia has not produced audited financial statements for the years ended 2014 and 2013 (the "Audits") and there can be no assurance that Audits for those years will be available. If the Audits are not available by early summer of 2015, it is unlikely that the Merger will be consummated. If the Merger is not consummated, the Company will continue its business as described below.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted December 31 fiscal year end.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Delaware incorporated SSTL Acquisition Corp., from the date of its incorporation on October 9, 2014. All inter-company transactions and balances have been eliminated on consolidation.

Development Stage Company

The Company is in the development stage as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities,” and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, stockholders’ deficit and cash flows disclosed activity since the date of our inception (November 10, 2010) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. Consequently these additional disclosures are no longer included in these financial statements.

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

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At March 31, 2015 the Company had no balance in allowance for doubtful accounts.

Financial Instruments

The Company has adopted the guidance of ASC 820, “Fair Value Measurement” which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1- Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2- Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3- Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Company’s financial instruments consist principally of cash, accounts receivable – related party, prepayments, accounts payable, accrued interest and related party note payable. The recorded values of all these financial instruments approximate their current fair values because of the short term nature of these financial instruments.

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

Advertising Costs

Advertising costs are expensed as incurred. The Company recorded no advertising costs for the three months ending March 2015 or 2014.

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

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of share of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company’s preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. No potentially dilutive debt or equity instruments were issued or outstanding during the three month periods ended March 31, 2015 or 2014.

Products and Services, Geographic Areas and Major Customers

The Company currently earns revenue from leasing its racing vehicles on a month to month basis. All Company revenues during the three month periods ended March 31, 2015 and 2014 were from one customer, a company related by common control.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

NOTE 2. GOING CONCERN

The Company has suffered continuing losses from operations which raises substantial doubt about the Company’s ability to continue as a going concern. Continued losses could cause the Company to be unable to continue in the racing industry or to meet debt obligations. The Company believes that racing requires significant capital outlays on a continual basis to successfully fund operations, but with adequate funding that profitable operations can be achieved.

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

NOTE 3. RELATED PARTY TRANSACTIONS

Related party notes payable & accrued interest payable – related party

Since the inception of the Company, we have borrowed monies from Mr. Urvan, who owns a majority interest in GB Investments Inc., which owns approximately sixty six percent (66%) of our outstanding common stock, and his affiliates.

As at March 31, 2015 and 2014, the Company owed TVP Investments, LLC (“TVP”), a company whose managing member and majority membership interests are held by Mr. Urvan, $25,000 for working capital advances on a verbal, due on demand basis. At December 31, 2014, the working capital advance provided for interest at 10% per annum. In January, 2014, by verbal agreement, it was mutually agreed upon that the advance would be non-interest bearing going forward.

In March, 2011, the Company established a $500,000 unsecured line of credit with TVP Investments, LLC, a related party under common control. The terms of the line of credit provide for interest at 10% per annum on all outstanding balance and allows a maximum draw down on the line of credit of $100,000 per quarter. The availability of funds for draw down from this line of credit is subject to the approval of Mr. Urvan. As at March 31, 2015 and 2014, the Company had drawn down $175,000 under this line of credit, all of which is due on demand. Interest expense for the three months ending March 31, 2015 and 2014 were $4,315 and $5,778, respectively. Accrued interest payable at March 31, 2015 and December 31, 2014, $7,264 and $2,948, respectively.

Related party revenue

All Company revenues during the three month period ending March 31, 2014 and 2015 of $15,000 and $7,500 and the accompanying accounts receivable balances were derived from month to month equipment lease fees from a company controlled by a major shareholder.

Use of facilities provided at no charge by related parties

The Company occupies racing storage and shop space from a Company under common control on a verbal, as agreed, month to month basis and pays no rent. The value of the space is not considered materially significant for financial reporting purposes.

NOTE 4. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	March 31, 2015	December 31, 3014

Racing vehicles and equipment	$90,000	$90,000
Transport vehicles	150,000	150,000
	$240,000	$240,000
Less accumulated depreciation	(215,000)	(207,500)
Total	$25,000	$32,500

Depreciation expense for the three month periods ending March 31, 2015 and 2014 was $7,500 and $10,416, respectively.

NOTE 5. RELATED PARTY NOTES PAYABLE

Since the Inception of the Company we have borrowed monies from Mr. Urvan, who owns a majority interest in GB Investments, Inc., which owns approximately 66% of our outstanding common stock, and his affiliates.

As at March 31, 2015 and 2014, the Company owed a related party under common control $25,000 for working capital advances on a verbal, due on demand basis. At December 31, 2014, the working capital advance provided for interest at 10% per annum. In January, 2014, by verbal agreement, it was mutually agreed upon that the advance would be non-interest bearing going forward.

In March, 2011, the Company established a $500,000 unsecured line of credit with TVP Investments, LLC, a related party under common control. The terms of the line of credit provide for interest at 10% per annum on all outstanding balance and allows a maximum draw down on the line of credit of $100,000 per quarter. The availability of funds for draw down from this line of credit is subject to the approval of Mr. Urvan. As at March 31, 2015 and 2014, the Company had drawn down $175,000 under this line of credit, all of which is due on demand. Interest expense for the three months ending March 31, 2015 and 2014 were $4,315 and $5,778, respectively. Accrued interest payable at March 31, 2015 and December 31, 2014 was $7,264 and $2,948, respectively.

NOTE 6. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At March 31, 2015 and December 31, 2014, the Company had net operating loss carryforwards of approximately $663,000 and $554,000 which begin to expire in 2031. The deferred tax asset of $265,000 and $221,600, calculated at an effective tax rate of 40% and created by the net operating losses, has been offset by a 100% valuation allowance.

NOTE 7. STOCKHOLDERS’ DEFICIT

Common Stock

Effective January 1, 2015 we issued 300,000 shares of our common stock, valued at $405,000, to Netgain Financial, Inc., a non-affiliated party, for consulting services to be performed in the twelve months ended December 31, 2015.

According we recognized a consulting expense of $101,250 in respect of this these services during the three months ended March 31, 2015 and prepaid consulting services of $303,750 as of March 31, 2015.

As of March 31, 2015, there were 16,554,167 shares of common stock issued and outstanding.

NOTE 8. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Business of the Company

The Company was incorporated in the State of Nevada on November 10, 2010 (Inception) as GB Race Leasing, Inc. The name was changed to SSTL, Inc. on April 14, 2011. We are a motorsports equipment leasing company that intends to offer to lease custom built racing vehicles for use in the National Association for Stock Car Auto Racing ("NASCAR") "Camping World” truck racing series.  Each vehicle consists of a chassis and a truck body, with no engine or transmission, (the vehicles are referred to in the motorsports industry as “Racing Trucks" or "Race Truck Chassis "). The vehicles are offered for lease to potential clients that compete exclusively in the NASCAR Camping World Truck Series (“NCWTS”) of sanctioned NASCAR oval track racing events at intermediate and superspeedway tracks. We intend to offer to lease our vehicles to qualified companies and individuals for their use in racing competitions in the United States.

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

Our Race Truck Chassis and related equipment are managed from a facility in Cornelius, North Carolina.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues

Total revenues for the three months ended March 31, 2015 were $7,500 compared to $15,000 for the same period ending March 31, 2014, representing a decrease of $7,500 from the same period in 2014. Revenues during the three month periods ending March 31, 2015 and 2014 were derived from leasing its racing vehicles on a month to month basis to one customer, a company related by common control.

Operating Expenses

Operating expenses for the three months ended March 31, 2015 were $112,125 compared to $15,802 for the same period ended March 31, 2014, an increase of $96,323. The increase was principally due to an increase in general and administrative expenses.

General and administrative expenses for the three months ended March 31, 2015 were $104,625 compared to $5,386 for the same period in 2014, a difference of $99,239 principally due to an increase in consulting fees. Effective January 1, 2015 we issued 300,000 shares of our common stock, valued at $405,000, to Netgain Financial, Inc., a non-affiliated party, for consulting services to be performed in the twelve months ended December 31, 2015. According we recognized a consulting expense of $101,250 in respect of this these services during the three months ended March 31, 2015 and prepaid consulting services of $303,750 as of March 31, 2015.

Depreciation and amortization expenses for the three months ended March 31, 2015 was $7,500 compared to $10,416 for the same period in 2014, a difference of $2,916 due to the sale of certain equipment between the two periods.

Interest and Financing Costs

Interest and financing costs for the three months ended March 31, 2015 were $4,315, compared to $5,778 for the period ended March 31, 2014, a reduction of 1,463 due to the change in interest rate terms on the working capital advance.

Net Income (Loss)

The Company recognized a net loss of $108,940 during the three month period ended March 31, 2015 compared to a loss of $6,580 during the three month period ended March 31, 2014 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At March 31, 2015, the Company had current assets, comprising of cash, accounts receivable, and prepaid expenses of $362,194. Current liabilities were $209,746. We have experienced losses since our inception (November 10, 2010) and had an accumulated deficit of $663,303 at March 31, 2015. This raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The Company’s current source of cash is capital raised for its operations, proceeds from the sale of its common stock and loans from related parties. The Company will continue to explore other sources of capital to expand and fund its current operations.

Cash Flows for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Operating activities

Operating activities for the three months ended March 31, 2015 used $4,279 in cash compared to $15,011 in cash used in operating activities during the three months ended March 31, 2014. During the three months ended March 31, 2015 we generated a loss of $108,940 which was reduced for cash flow purposed by noncash expenses of $108,750 and an increase in accounts payable and accrued expenses of $3,411 and increased for cash flow purposes by an increase in accounts receivable of $7,500. By comparison during the three months ended March 31, 2014 we incurred a loss of $6,580 which was reduced for cash flow purposed by noncash expenses of $7,500 and increased for cash flow purposes by an increase in accounts receivable of $15,000 and a decrease in account payables of $3,848.

Investing activities

The Company neither generated nor used cash in investing activities during the three month periods ended March 31, 2015 or 2014.

Financing Activities

The Company neither generated nor used cash in financing activities during the three month periods ended March 31, 2015 or 2014.

Consequently the Company financed its operating losses in the three months ended March 31, 2015 from its brought forward cash resources.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of March 31, 2015.

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

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2015, the Company issued 300,000 shares of its common stock, valued at $405,000, for consulting services to be performed over the twelve months ended December 31, 2015.

ITEM 3. Default Upon Senior Securities

During the three months ended March 31, 2015, the Company had no senior securities issued and outstanding.

ITEM 4. Mine Safety Disclosures

Not applicable to our Company.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K

SEC Ref. No.	Title of Document
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer pursuant to U.S.C. pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer pursuant to U.S.C. pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

*	Filed herewith.
**	To be filed by amendment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SSTL, INC.

May 11, 2015

By: /s/ Susan Lokey

Susan Lokey

Chief Executive Officer

